Form 10-Q
period 1998-06-30
PRODUCTION RESOURCE GROUP LLC
filed 1998-08-14
CIK 1055417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

                       Commission File Number: 333-46235

                       PRODUCTION RESOURCE GROUP, L.L.C.
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                                  14-1786937
              --------                                  ----------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification No.)

        539 Temple Hill Road, New Windsor, New York        12553
        -------------------------------------------        -----
          (Address of Principal Executive Office)        (Zip Code)

                                (914) 567-5700
             (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
                                --------------
             (Former Name, Former Address, and Former Fiscal Year,
                        if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                       PRODUCTION RESOURCE GROUP, L.L.C.

                               Table Of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Combined Balance Sheets as of December 31, 1997
               and June 30, 1998.............................................3

              Combined Statements of Operations and Members' Equity
               for the six and three months ended June 30, 1997 and 1998.....4

              Combined Statements of Cash Flows for the six months
               ended June 30, 1997 and 1998..................................5

              Notes to Combined Financial Statements.........................7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk....20

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................21

     Item 2.  Changes in Securities and Use of Proceeds.....................21

     Item 3.  Defaults upon Senior Securities...............................21

     Item 4.  Submission of Matters to a Vote of Security Holders...........21

     Item 5.  Other Information.............................................21

     Item 6.  Exhibits and Reports on Form 8-K..............................22

Signatures..................................................................23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       PRODUCTION RESOURCE GROUP, L.L.C.
                            Combined Balance Sheets
                               ($ in thousands)

                                                           June 30, December 31,
                                                             1998        1997
                                                           --------    --------
Assets                                                    (unaudited)

Current assets:
   Cash and cash equivalents                               $ 16,631    $ 27,164
   Accounts receivable, net of allowance of $1,653
     at June 30, 1998 and $2,572 at December 31, 1997        26,240      23,783
   Inventories                                                9,481       4,425
   Other current assets                                       3,215       1,286
                                                           --------    --------
Total current assets                                         55,567      56,658

Property and equipment - net                                 76,060      49,236
Goodwill - net of accumulated amortization of $1,081
 at June 30, 1998 and  $540 at December 31, 1997             28,099      15,341
   Other assets                                              10,251       7,017
                                                           --------    --------
Total assets                                               $169,977    $128,252
                                                           ========    ========

Liabilities and Members' Equity

Current liabilities:
   Current portion of long-term debt                       $    317    $    822
   Accounts payable                                          15,500      15,809
   Payroll and sales taxes payable                            2,716         918
   Deferred revenue                                           5,708       2,119
   Other current liabilities  (including accrued bond
    interest of $6,028 at June 30, 1998 and $225
    at December 31, 1997)                                     8,609       1,758
                                                           --------    --------
Total current liabilities                                    32,850      21,426

Long-term debt
  Senior Subordinated Notes                                 100,000     100,000
  Credit Facilities                                          32,338        --
  Other long-term debt                                        3,634       3,743

Minority interest                                               791        --

Members' equity                                                 364       3,083
                                                           --------    --------
                                                           $169,977    $128,252
                                                           ========    ========

See accompanying notes.

Note: The combined balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                       PRODUCTION RESOURCE GROUP, L.L.C.
       Combined Statements of Operations and Members' Equity (Unaudited)
                               ($ In thousands)

                                                                Three months ended June 30,        Six months ended June 30,
                                                                      1997          1998             1997           1998
                                                                   --------       --------         --------       --------
Revenues                                                           $ 14,693       $ 29,879         $ 31,703       $ 55,365
Direct production expenses:
   Direct production costs                                            9,389         17,971           20,584         32,548
   Depreciation expense                                               1,379          2,403            2,702          4,761
                                                                   --------       --------         --------       --------
                                                                     10,768         20,374           23,286         37,309
                                                                   --------       --------         --------       --------
Gross profit                                                          3,925          9,505            8,417         18,056

Selling, general and administrative expenses                          3,510          6,785            6,014         13,463
Other depreciation and amortization                                     322          1,202              701          2,247
                                                                   --------       --------         --------       --------
Operating profit                                                         93          1,518            1,702          2,346

Interest expense                                                        645          3,164            1,193          6,233
Interest (income)                                                       (15)          (222)             (46)          (433)
                                                                   --------       --------         --------       --------
Income (loss) from continuing operations before income taxes           (537)        (1,424)             555         (3,454)
    and minority interest
Provision for income taxes                                              102            170              222            193
                                                                   --------       --------         --------       --------
Income (loss) from continuing operations                               (639)        (1,594)              333         (3,647)

Discontinued operations:
    Income from operations of discontinued
        Themed Attraction Permanent Installation Business               689           --                763           --
                                                                   --------       --------         --------       --------
Income (loss) before minority interest                                   50         (1,594)           1,096         (3,647)
Minority interest                                                                       11                              11
                                                                   --------       --------         --------       --------
Net income (loss)                                                        50         (1,605)           1,096         (3,658)
Members' equity--beginning of period                                 15,376          1,969           14,398          3,083
Preferred units issued in connection with the acquisition of
    Pro-Mix, Inc.                                                                                                      939
Less distributions                                                   (3,011)          --             (3,079)          --
                                                                   --------       --------         --------       --------
Members' equity--end of period                                     $ 12,415       $    364         $ 12,415       $    364
                                                                   ========       ========         ========       ========

See accompanying notes.

                       PRODUCTION RESOURCE GROUP, L.L.C.
                 Combined Statements of Cash Flows (Unaudited)
                               ($ In thousands)


                                                       Six Months Ended June 30,
                                                           1998        1997
                                                         --------    --------
Operating activities
Net income (loss)                                        $ (3,658)   $  1,096
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                           5,963       3,168
     Gain on sale of property and equipment                  (927)       --
     Amortization of goodwill and other                       696         182
     Amortization of debt related costs                       348          53
     Minority interest                                         11        --
     Provision for doubtful accounts                          191         263
     Changes in operating assets and liabilities:
       Accounts receivable                                  3,773      (1,100)
       Inventories                                         (3,032)        588
       Other current assets                                  (517)        (17)
       Accounts payable and accrued expenses               (7,788)        147
       Payroll and sales taxes payable                        305        --
       Deferred revenue                                     1,868      (2,961)
       Other current liabilities                            5,912        --
                                                         --------    --------
Net cash provided by operating activities                $  3,145    $  1,419
                                                         --------    --------

Investing activities
Acquisition of net assets of Design Dynamics, Inc.,
   net of cash acquired                                      --        (3,980)
Acquisition of net assets of  Production Arts,
   net of cash acquired                                   (13,604)       --
Acquisition of net assets of  Promix, Inc.,
   net of cash  acquired                                   (6,328)       --
Acquisition of of Light & Sound Design Holdings
   Ltd.,  net of cash acquired                            (14,525)       --
Purchases of property and equipment                        (9,171)     (5,530)
Proceeds from sale of rental equipment                      1,471        --
Additions to software development costs                      (192)       --
Other assets                                               (2,773)        (40)
                                                         --------    --------
Net cash used in investing activities                    $(45,122)   $ (9,550)
                                                         --------    --------

Financing activities
Proceeds from long-term debt                               32,338      35,906
Additions to deferred financing costs                        (122)       (434)
Additions to bond offering costs                             (158)       --
Repayments of long-term debt                                 (614)    (25,850)
Distributions to members                                     --        (3,079)
                                                         --------    --------
Net cash provided by financing activities                $ 31,444    $  6,543
                                                         --------    --------

Net decrease in cash and cash equivalents                 (10,533)     (1,588)
Cash and cash equivalents--beginning of period             27,164       3,010
                                                         --------    --------
Cash and cash equivalents--end of period                 $ 16,631    $  1,422
                                                         ========    ========


See accompanying notes.

PRODUCTION RESOURCE GROUP, L.L.C.
Notes to Combined Financial Statements (Unaudited)

1.   General

Presentation

The accompanying unaudited combined financial statements of Production Resource Group, L.L.C. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, due to fluctuations in the Company's varying markets. For further information, refer to the combined financial statements and footnotes thereto included in the Production Resource Group, L.L.C. annual report on Form S-4 for the year ended December 31, 1997.

Business

The Company is an integrator, fabricator and supplier of a broad range of products and services for the live entertainment (theatre, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. The Company operates through four segments: lighting systems and products, scenery automation and fabrication, event services and audio. The Company's themed attraction permanent installation ("Themed Attraction") segment was discontinued during 1998 and, accordingly, the consolidated statements of operations and members' equity for the three and six months ended June 30, 1997 have been restated to reflect the Themed Attraction segment as a discontinued operation.

The lighting systems and products segment provides automated lighting systems and related products for sale and rental. The scenery automation and fabrication segment fabricates scenery for sale and provides computerized motion and show control equipment for rental. The Company's event services segment provides a variety of services for corporate clients, including unique exhibit fabrication and production management for trade shows and events. The audio segment provides audio products for sale and rental.

2.   Accounting Policies

Principles of Combination

The combined financial statements of the Company include the accounts of all the entities under common control of the members of the Company. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. The principal area of estimation relates to determining total project costs. Actual results could differ from those estimates.

Income Taxes

The Company is not subject to federal, state and local income taxes except for certain unincorporated business income taxes. Income taxes payable by the individual members of the Company based on their respective shares of the Company's income, have not been reflected in the accompanying combined financial statements.

Light & Sound Design Holdings Limited, a UK company ("Holdings"), in which the Company acquired a 95% interest on June 19, 1998 (see Note 4), is subject to UK corporation tax. Corporation tax payable for Holdings is provided on taxable profits at the current rate. Deferred income taxes for Holdings are computed using the liability method pursuant to which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

3.   Reportable Segments

The Company's continuing operations include four reportable groups: scenery automation and fabrication, lighting systems and products, audio, and event services. The Company's scenery automation and fabrication division consists of two operating units that fabricate scenery and rent computerized automation equipment that controls the motion of such scenery. Sales of this division are primarily to live theatrical concerns. The Company's lighting systems and products division has six primary operating units that provide lighting equipment and systems to a highly diversified client base. The Company's event services division provides a variety of services primarily for corporate clients, including unique exhibit fabrication and production management for trade shows and events. In January 1998, with the acquisition of Pro-Mix Inc. ("Pro-Mix"), the Company established an audio segment. Assets of the lighting systems and products group increased by approximately $40.4 million with the acquisitions of Production Arts and Holdings.

                     Six month period ended June 30, 1998
------------------------------------------------------------------------------
                                        Scenery
                                       Automation  Lighting
                                           and     Systems
                                Event   Fabrica-     and
                              Services    tion     Products    Audio    Total
------------------------------------------------------------------------------
Revenues from external
 customers                     $10,979   $12,141   $26,073   $ 6,154   $55,347
Intersegment revenues               73       811     1,563      --       2,447
Segment profit                   1,149     4,263     6,039     2,395    13,846
------------------------------------------------------------------------------


                     Six month period ended June 30, 1997
------------------------------------------------------------------------------
                                        Scenery
                                       Automation  Lighting
                                           and     Systems
                                Event   Fabrica-     and
                              Services    tion     Products   Audio(1)  Total
------------------------------------------------------------------------------
Revenues from external
 customers                     $ 7,410   $16,125   $ 8,164      --     $31,699
Intersegment revenues              241     1,473       997      --       2,711
Segment profit                     273     6,159     1,121      --       7,553
------------------------------------------------------------------------------

(1) On January 2, 1998, the Company acquired substantially all the assets of Pro-Mix and established the audio segment.


                    Three month period ended June 30, 1998
------------------------------------------------------------------------------
                                        Scenery
                                       Automation  Lighting
                                           and     Systems
                                Event   Fabrica-     and
                              Services    tion     Products    Audio    Total
------------------------------------------------------------------------------
Revenues from external
 customers                     $ 6,540   $ 6,779   $13,093   $ 3,452   $29,864
Intersegment revenues                3       346     1,076      --       1,425
Segment profit                     558     1,862     3,690     1,434     7,544
------------------------------------------------------------------------------


                    Three month period ended June 30, 1997
------------------------------------------------------------------------------
                                        Scenery
                                       Automation  Lighting
                                           and     Systems
                                Event   Fabrica-     and
                              Services    tion     Products   Audio(1)  Total
------------------------------------------------------------------------------
Revenues from external
 customers                    $ 2,400    $ 7,743   $ 4,546      --     $14,689
Intersegment revenues               6        672       148      --         826
Segment profit (loss)             (63)     2,853       524      --       3,314

------------------------------------------------------------------------------
(1) On January 2, 1998, the Company acquired substantially all the assets of Pro-Mix and established the audio segment.

--------------------------------------------------------------------------------
Profit (loss)
                                   Three month period        Six month period
                                     ended June 30,           ended June 30,
                                    1997        1998         1997        1998
--------------------------------------------------------------------------------
Total profit for reportable
segments                         $  3,314    $  7,544    $  7,553    $ 13,846
Unallocated amounts:

Corporate selling, general and
administrative                     (1,467)     (2,376)     (2,448)     (4,557)
Depreciation and amortization      (1,754)     (3,604)     (3,403)     (7,007)
Interest expense, net                (630)     (2,944)     (1,147)     (5,800)
Other profit (loss)                               (44)                     64
                                 --------    --------    --------    --------
Total income (loss) from
continuing operations            $   (537)   $ (1,424)   $    555    $ (3,454)

4.   Acquisitions

On June 19, 1998, the Company acquired all of the Cumulative Participating Preferred Ordinary Shares and Cumulative Redeemable Preference Shares and approximately 95% of the Ordinary Shares of Light & Sound Design Holdings Limited, an English company ("Holdings"), pursuant to a Share Purchase Agreement dated June 19, 1998 among the shareholders of Holdings and the Company. Pursuant to the Share Purchase Agreement, in exchange for the aforementioned Holdings stock, the Company paid $14,517,571 in cash to the shareholders of Holdings.

Holdings has two wholly-owned operating subsidiaries, Light & Sound Design Limited, an English company, which is based in Birmingham, England with an office in London, England and operates exclusively in Europe, and Light & Sound Design, Inc., a California corporation, which is based in Los Angeles, California and Nashville, Tennessee and operates in the North American market. Light & Sound Design Limited and Light & Sound Design, Inc. each provide rentals of lighting and other equipment for use in the concert touring and industrial markets. Light & Sound Design Limited and Light & Sound Design, Inc. will each continue their business and operations as subsidiaries of Holdings, which is a subsidiary of the Company. The Company incurred debt of $16,000,000 under the Credit Facility (as defined in Item 2) and recorded goodwill of approximately $7,491,000 relating to the transaction. Holdings will operate as part of the Lighting Systems and Products group.

In connection with this acquisition, the remaining shareholders of Holdings have granted the Company an option to purchase their remaining shares in Holdings for their fair market value at any time during the five year period commencing on the closing date.

On June 30, 1998, the Company acquired substantially all of the assets subject to substantially all of the operating liabilities, of Production Arts Lighting Inc., a New York corporation, Production Arts Europe, Inc., a Delaware corporation and Production Arts West, Inc., a California corporation, collectively "Production Arts". Production Arts is based in Moonachie, New Jersey with offices in New York, Los Angeles and London, England. Production Arts provides sales and rentals of lighting and other equipment for use in the installation, theatrical and industrial markets. Production Arts will continue its business and operations as part of the Company's Lighting Systems and products segment. In exchange for the assets of the three companies constituting Production Arts, the Company paid $13,700,000 in cash to Production Arts. The Company incurred debt of $13,700,000 under its credit facility and recorded goodwill of approximately $4,878,500 relating to this transaction.

The acquisitions of both Holdings and Production Arts have been accounted for under the purchase method of accounting.

The pro forma results of operations for the six months ended June 30, 1998 and 1997, assuming consummation of the purchases as of January, 1 1997 are as follows:

                                                Six Months Ended
                                                     June 30,
                                                1998       1997
                                             --------------------
                                               ($ In Thousands)

                   Net revenue               $ 82,989    $ 57,260
                   Net income (loss)         $   (968)   $  1,341


5.   Subsequent Event

On July 31, 1998, the Company acquired substantially all of the assets subject to substantially all of the operating liabilities, of CBE Exhibits & Events, Incorporated, a Texas corporation, ("CBE") pursuant to an Acquisition Agreement dated as of July 31, 1998 among CBE, the sole shareholder of CBE and the Company. Pursuant to the acquisition agreement, in exchange for the net assets of CBE, the Company paid $3,000,000 in cash to CBE and agreed to make additional payments of up to $7,000,000 subject to the satisfaction of performance targets.

CBE is based in Houston, Texas and provides support services including logistic support, booth and exhibit construction and storage to exhibitors at trade shows and other major events. CBE will continue its business and operations as part of the Company's Event Services group.

The acquisition will be accounted for as a purchase and the operations of CBE will be in the combined financials statements of the Company for the third quarter. The Company incurred debt of $3,000,000 under the Credit Facility relating to this transaction.

6.   Subsidiary Financial Information

The following represents unaudited condensed combining financial statements as of June 30, 1998 and for the six months ended June 30, 1998 with respect to the financial position and results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On December 24, 1997, the Company and PRG Finance Corporation ("Finance Corp."), a Delaware Corporation issued $100 million of 11 1/2 % of Senior Subordinated Notes due 2008 (the "Old Notes") which were exchanged for $100 million of 11 1/2% Senior Subordinated Notes registered under the Securities Act of 1933, as amended. (the "New Notes", collectively with the Old Notes, the "Notes"). The Old Notes were and the New Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. and Holdings (the "Guarantors"). Three of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company). The Guarantors are restricted from making distributions to the Company under the terms of the indenture pursuant to which the Notes were issued (the Indenture) and the Credit Facility. The condensed combining financial Statements are presented in lieu of separate financial statements and other related disclosures of Finance Corp, Holdings and the Guarantors as management has determined that such information is not material to investors.

                 Condensed Combining Balance Sheet (Unaudited)
                                 June 30, 1998
                               ($ in thousands)

                                                           Guarantor         Non Guarantor                                PRG
                                            PRG           Subsidiaries       Subsidiaries        Adjustments            Combined
                                       ------------       ------------       ------------       --------------       --------------
Assets
   Cash and cash equivalents           $     15,244       $         70       $      1,317       $                    $       16,631
   Accounts receivable, net                  23,371                273              2,836                 (240)              26,240
   Inventories                                8,039                  -              1,442                                     9,481
   Other current assets                       2,294                  2                919                                     3,215
                                       ------------       ------------       ------------       --------------       --------------
Current Assets:                              48,948                345              6,514                 (240)              55,567

Property and equipment,  net                 66,700                  -              9,360                                    76,060
Investment in subsidiary                     16,000                                                    (16,000)
Goodwill, net                                20,608                  -                                   7,491               28,099
Other assets                                  9,296                  -                955                                    10,251
                                       ------------       ------------       ------------       --------------       --------------
Total assets                           $    161,552       $        345       $     16,829       $       (8,749)      $      169,977
                                       ============       ============       ============       ==============       ==============

Liabilities and Members' equity
Current liabilities:

   Current portion of long-term debt   $        317       $          -       $                  $                    $          317
   Accounts payable                          11,797                 46              3,657                                    15,500
   Payroll and sales taxes payable            1,235                135              1,346                                     2,716
   Deferred revenue                           3,978                                 1,730                                     5,708
   Other current liabilities                  8,019                  1                589                                     8,609
                                       ------------       ------------       ------------       --------------       --------------
Total current liabilities                    25,346                182              7,322                                    32,850

Long-term debt:
  Senior Subordinated Notes                 100,000                                                                         100,000
  Credit Facilities                          32,338                                                                          32,338
  Other long-term debt                        3,634                                                                           3,634

Minority interest                                                                                          791                  791
Members' equity (deficiency)                    234                163              9,507               (9,540)                 364
                                       ------------       ------------       ------------       --------------       --------------
                                       $    161,552       $        345       $     16,829       $       (8,749)      $      169,977
                                       ============       ============       ============       ==============       ==============

            Condensed Combining Statement of Operations (Unaudited)
                        Six months ended June 30, 1998
                               ($ in thousands)

                                                    PRG           Guarantor       Non Guarantor                           PRG
                                                                 Subsidiaries      Subsidiaries      Adjustments       Combined
                                              --------------     ------------     --------------     ------------     -----------
Revenues                                      $       53,384     $        801     $        1,180     $                $    55,365
Direct production expenses                            36,129              541                639                           37,309
                                              --------------     ------------     --------------                      -----------
 Gross profit                                         17,255              260                541                           18,056

Selling, general and administrative
expenses                                              15,392               99                219                           15,710
                                              --------------     ------------     --------------                      -----------
Operating profit                                       1,863              161                322                            2,346


Interest expense                                       6,233                                                                6,233
Interest (income)                                       (429)              (2)                (2)                            (433)
                                              --------------     ------------     --------------                      -----------
Income (loss)  before income taxes and
minority interest                                     (3,941)             163                324                           (3,454)

Provision for income taxes                                76                                 117                              193
                                              --------------     ------------     --------------     ------------     -----------
Income (loss) before minority interest                (4,017)             163                207                           (3,647)
Minority interest                                                                                             (11)            (11)
                                              --------------     ------------     --------------     ------------     -----------
Net income (loss)                             $       (4,017)    $        163     $          207     $        (11)    $    (3,658)
                                              ==============     ============     ==============     ============     ===========

            Condensed Combining Statement of Cash Flows (Unaudited)
                        Six months ended June 30, 1998

                               ($ in thousands)

                                                           PRG             Guarantor        Non Guarantor            PRG
                                                                          Subsidiaries       Subsidiaries          Combined
                                                       -------------     --------------     --------------     ----------------

Net cash provided by operating activities              $       3,222     $           18     $          (95)    $        3,145

Investing activities
Acquisition of net assets of Design Dynamics, Inc.,                -                                                        -
net of cash acquired
Acquisition of net assets of  Production Arts, net           (13,604)                                                 (13,604)
of cash acquired
Acquisition of net assets of  Promix, Inc., net of            (6,328)                                                  (6,328)
cash  acquired
Acquisition of of Light & Sound Design Holdings              (14,525)                                                 (14,525)
Ltd., net of cash acquired
Purchases of property and equipment                           (9,101)                                  (70)            (9,171)
Proceeds from sale of rental equipment                         1,471                                                    1,471
Additions to software development costs                         (192)                                                    (192)
Other assets                                                  (2,773)                                                  (2,773)
                                                       -------------     --------------     --------------     --------------
Net cash used in investing activities                  $     (45,052)    $            -    $          (70)    $      (45,122)
                                                       -------------     --------------     --------------     --------------

Financing activities
Proceeds from long-term debt                                  32,338                                                   32,338
Loan from Parent                                              (1,482)                                1,482
Additions to deferred financing costs                           (122)                                                    (122)
Additions to bond offering costs                                (158)                                                    (158)
Repayments of long-term debt                                    (614)                                                    (614)
                                                       -------------     --------------     --------------     --------------
Net cash provided by financing activities              $      29,962     $            -     $        1,482     $       31,444
                                                       -------------     --------------     --------------     --------------

Net increase (decrease) in cash and cash equivalents         (11,868)                18              1,317            (10,533)
Cash and cash equivalents--beginning of period                27,112                 52                                27,164
Cash and cash equivalents--end of period               $      15,244                 70              1,317     $       16,631
                                                       =============     ==============     ==============     ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
-----------------------

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of safe harbor provisions of the Private Security Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements.

Results of Operations
--------------------------

Comparability of Periods

Financial results for the period ended June 30, 1998 and the period ended June 30, 1997 are not fully comparable to prior periods due to the acquisitions of the net assets of Design Dynamics, Inc. ("Design Dynamics") and Bash
Theatrical Lighting ("Bash") in June and August 1997, respectively, and the acquisitions of Pro-Mix and Light & Sound Design Holdings, Limited in January and June 1998, respectively. The Company's historical combined financial statements for the period ended June 30, 1998 and the period ended June 30, 1997 include results of operations from such acquired operations only from the dates of their respective acquisitions.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenues. The Company's revenues increased to $29.9 million for the three months ended June 30, 1998 an increase of $15.2 million or 103.4%, from $14.7 million for the three months ended June 30, 1997. The increase was primarily attributable to revenue generated by operations acquired subsequent to the second quarter of 1997. Revenues increased in the lighting systems and products segment as a result of the acquisition of Bash in August 1997 (approximately $6.3 million in additional revenue). The event services group's revenue increased $4.1 million primarily due to the acquisition of Design Dynamics ($2.0 million of additional revenue) and an increase in production management revenue (approximately $1.5 million increase). Additionally, the Company began operations in the audio segment with the acquisition of Pro-Mix that provided an additional $3.5 million in revenue.

     Gross Profit. The Company's gross profit increased to $9.5 million for the three months ended June 30, 1998, an increase of $5.6 million, or 143.6%, from $3.9 million for the three months ended June 30, 1997. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin improved to 31.8% for the three months ended June 30, 1998 from 26.7% for the three months ended June 30, 1997. The improvement was primarily attributable to higher margins associated with increased rental revenue as a percentage of total revenue. The change in the revenue mix is primarily the result of the aforementioned acquisitions of Bash and Pro-Mix.

     Selling, general and administrative. Selling, general and administrative expenses increased 94.3% or $3.3 million to $6.8 million for the three months ended June 30, 1998 compared to $3.5 million for the three months ended June 30, 1997. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Design Dynamics, Bash and Pro-Mix (approximately $2.1 million). The remainder of the increase was attributable to the aforementioned increase in personnel related to the hiring of additional senior executives, professionals to manage the Company's information technology infrastructure and new marketing initiatives. As a percentage of revenue, selling, general and administrative costs decreased to 22.7% for three months ended June 30, 1998 as compared to 23.9 % for the three months ended June 30, 1997.

     Operating Profit. Operating profit was $1.5 million for the three months ended June 30, 1998, an increase of $1.4 million from $0.1 million for the three months ended June 30, 1997. Operating profit, as a percentage of revenues, was 5.1% for the three months ended June 30, 1998 compared to 1.0% for the three months ended June 30, 1997. The increase was primarily attributable to an increase in the gross profit margin as the Company's revenue from rental activities increased.

     Interest Expense. Interest expense increased to $3.2 million for the three months ended June 30, 1998 from $0.6 million for the three months ended June 30, 1997. The increase was attributable to the interest expense associated with the Notes issued in December 1997.

     Discontinued Operations. The Company had income from discontinued operations of $0.7 million for the three months ended June 30, 1997. The Company believes that it has provided for any additional estimated losses related to open themed attraction projects.

     Net income (loss). The Company had a net loss of $1.6 million for the three months ended June 30, 1998 compared to net income of $0.1 million for the three months ended June 30, 1997. The net loss was primarily due to the increased interest expense, selling general and administrative costs and an increase in amortization expense on the goodwill that was recorded with the acquisitions of Design Dynamics, Bash and Pro-Mix.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenues. The Company's revenues increased to $55.4 million for the six months ended June 30, 1998 an increase of $23.7 million or 74.8%, from $31.7 million for the six months ended June 30, 1997. The increase was primarily attributable to revenue generated by operations acquired subsequent to the second quarter of 1997. Revenues increased in the lighting systems and products segment as a result of the acquisition of the net assets of Bash in August 1997 ($10.7 million). Revenue in the event services group increased $3.6 million primarily due to the acquisition of Design Dynamics, Inc. In addition, with the acquisition of Pro-Mix, the Company began operations in the audio segment, which provided an additional $6.2 million in revenue.

     Gross Profit. The Company's gross profit increased to $18.1 million for the six months ended June 30, 1998, an increase of $9.7 million, or 115.5%, from $8.4 million for the six months ended June 30, 1997. The increase in gross profit was primarily attributable to the increase in revenues described above. Gross profit margin improved to 32.6 % for the six months ended June 30, 1998 from 26.5% for the six months ended June 30, 1997. The improvement was primarily attributable to higher margins associated with increased rental revenue as a percentage of total revenue. The change in the revenue mix is primarily the result of the aforementioned acquisitions of Bash and Pro-Mix.

     Selling, general and administrative. Selling, general and administrative expenses increased to $13.5 million for the six months ended June 30, 1998, an increase of $7.5 million, or 125%, from $6.0 million for the six months ended June 30, 1997. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Design Dynamics, Bash and Pro-Mix (approximately $4.6 million). In addition, the Company has experienced increased personnel costs related to the hiring of additional senior executives (approximately $0.4 million) and professionals to manage the Company's information technology infrastructure (approximately $0.4 million). Additionally, the Company has intensified sales and marketing initiatives (approximately $0.8 million). As a percentage of revenue, selling, general and administrative costs increased to 24.3% for the six months ended June 30, 1998 as compared to 19.0% for the six months ended June 30, 1997.

     Operating Profit. Operating profit increased to $2.3 million for the six months ended June 30, 1998, an increase of $0.6 million, or 35.3%, from $1.7 million for the six months ended June 30, 1997. Operating profit, as a percentage of revenues, declined to 4.2% for the six months ended June 30, 1998 from 5.4% for the six months ended June 30, 1997, primarily attributable to higher selling, general and administrative expenses as a percentage of revenues for the period.

     Interest Expense. Interest expense increased to $6.2 million for the six months ended June 30, 1998 from $1.2 million for the six months ended June 30, 1997. The increase was attributable to the interest expense associated with the Notes issued in December 1997.

     Discontinued Operations. The Company had income from discontinued operations of $0.8 million for the six months ended June 30, 1997. The Company believes that it has provided for any additional estimated losses related to open themed attraction projects.

     Net income (loss). The Company had a net loss of $3.7 million for the six months ended June 30, 1998 compared to net income of $1.1 million for the six months ended June 30, 1997. The net loss was primarily due to the increased interest expense and selling general and administrative expenses and an increase in amortization expense on the goodwill that was recorded with the acquisitions of Design Dynamics, Bash and Pro-Mix.

Liquidity and Capital Resources

During the six months ended June 30, 1998, the Company's investing activities were financed primarily from bank borrowings under the existing $100 million, five-year, senior secured, reducing revolving credit facility (the "Credit facility") and excess proceeds related to the December 1997 issuance of the Old Notes due 2008 (the "Offering"). The Guarantors are restricted from making distributions under the terms of the Indenture and the Credit Facility. The borrowings under the credit facility and the excess cash related to the Offering were used to acquire Pro-Mix, Production Arts and Light & Sound Design Holdings ($34.5 million) and to pay for approximately $9.2 million in property and equipment additions.

Property and equipment additions were primarily related to the purchase of approximately $4.5 million in lighting and audio rental equipment, $2.8 million related to the construction of a new facility in Las Vegas, $0.7 million in leasehold and building improvements, and an additional $0.7 million related to the implementation of an Oracle information system.

The following table sets forth certain information from the Company's Combined Statement of Cash Flows for the six months ended June 30, 1998 and 1997:

                                                 Six Months Ended
                                                      June 30,
                                                 ($ in thousands)

                                                1998           1997
                                           ----------------------------
    Net cash provided by (used in):

         Operating activities              $      3,145     $    1,419
         Investing activities                   (45,122)        (9,550)
         Financing activities                    31,444          6,543


The Company believes that cash flow from operations and availability under the Credit Facility will be sufficient to meet operating needs and capital spending requirements and to fund its acquisition strategies for the foreseeable future.

Effect of Inflation

The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's results of operations and financial condition.

Year 2000

The Company has determined that it will need to replace a small portion of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. Furthermore, the Company is currently replacing systems as part of its ongoing systems development projects which will be Year 2000 compliant. The costs for Year 2000 modifications are not expected to have a material impact on the Company's results of operations or financial position.

ITEM 3.
          QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                    PART II

Other Information
-----------------

Items 1,2,3,4, and 5 are not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number       Description
--------------       -----------

     10.12 Second Amendment to Credit Agreement, dated as of June 18, 1998, by and among the Company, the lenders party thereto and the Bank of New York, as agent.*

     27.1      Financial Data Schedule*

------------------------
*   filed herewith

(b)   Reports on Form 8-K.

     The Company filed a current report on Form 8-K, dated June 19, 1998, reporting in Item 2, "Acquisition or Disposition of Assets," its acquisitions of Light and Sound Design Holdings Limited and Production Arts Lighting Inc.

                       PRODUCTION RESOURCE GROUP, L.L.C.

                                   FORM 10-Q

                                 June 30, 1998

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODUCTION RESOURCE GROUP, L.L.C.

August 14, 1998     By   /s/ Bradley G. Miller
---------------          ---------------------
Date                Bradley G. Miller
                    Chief Operating and Financial Officer
                    (Principal Financial Officer)

                                Exhibit Index



     10.12 Second Amendment to Credit Agreement, dated as of June 18, 1998, by and among the Company, the lenders party thereto and the Bank of New York, as agent.

     27.1      Financial Data Schedule