Form 10-Q
period 1998-09-30
PRODUCTION RESOURCE GROUP LLC
filed 1998-11-16
CIK 1055417

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998

                                    or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      PRODUCTION RESOURCE GROUP, L.L.C.

                              Table Of Contents

     PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited):

                   Combined Balance Sheets as of September 30, 1998
                   and December 31, 1997..............................................     3

                   Combined Statements of Operations and Members' Equity
                   for the nine and three months ended September 30,
                   1998 and 1997......................................................     4

                   Combined Statements of Cash Flows for the nine months
                   ended September 30, 1998 and 1997..................................     5

                   Notes to Combined Financial Statements.............................     7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................    16

          Item 3. Quantitative and Qualitative Disclosures About Market Risk..........    22

     PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.................................................    22

          Item 2.   Changes in Securities and Use of Proceeds.........................    22

          Item 3.   Defaults upon Senior Securities...................................    22

          Item 4.   Submission of Matters to a Vote of Security Holders...............    22

          Item 5.   Other Information.................................................    22

          Item 6.   Exhibits and Reports on Form 8-K..................................    22

Signatures    ........................................................................    23

                      PRODUCTION RESOURCE GROUP, L.L.C.

                           Combined Balance Sheets
                               ($ in thousands)

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           1998                 1997
                                                                     ---------------      ---------------
                                                                       (UNAUDITED)
                              ASSETS

Current assets:

   Cash and cash equivalents                                             $ 11,342              $ 27,164
   Accounts receivable, net of allowance of $2,044 at September
     30, 1998 and $2,572 at December 31, 1997                              34,631                23,783
   Deferred production expenses                                             2,526                    --
   Inventories                                                              9,495                 4,425
   Other current assets                                                     5,734                 1,286
                                                                         --------              --------
Total current assets                                                       63,728                56,658

Property and equipment - net                                               78,282                49,236
Goodwill - net of accumulated amortization of $1,473 at September
     30, 1998 and $540 at December 31, 1997                                32,556                15,341
Other assets                                                                9,539                 7,017
                                                                         --------              --------
Total assets                                                             $184,105              $128,252
                                                                         ========              ========
                  LIABILITIES AND MEMBERS' EQUITY

Current liabilities:

   Current portion of long-term debt                                     $    830              $    822
   Accounts payable                                                        14,871                15,809
   Payroll and sales taxes payable                                          1,560                   918
   Deferred revenue                                                         9,956                 2,119
   Income taxes payable                                                       963                    --
   Other current liabilities (including accrued bond interest of $3,078
     at September 30, 1998 and $225 at December 31, 1997)                   6,916                 1,758
                                                                         --------              --------
Total current liabilities                                                  35,096                21,426

Long-term debt:

  Senior subordinated notes                                               100,000               100,000
  Credit facilities                                                        42,838                    --
  Other long-term debt                                                      3,476                 3,743

Minority interest                                                             434                    --

Members' equity                                                             2,261                 3,083
                                                                         --------              --------
                                                                         $184,105              $128,252
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

                      PRODUCTION RESOURCE GROUP, L.L.C.

      Combined Statements of Operations and Members' Equity (Unaudited)
                               ($ In thousands)

                                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                                   1998        1997        1998        1997
                                                                --------------------    --------    --------
Revenues                                                        $ 56,260    $ 18,953    $111,625    $ 50,656
Direct production expenses:
   Direct production costs                                        36,469      11,015      69,017      31,599
   Depreciation expense                                            2,940       1,359       7,701       4,061
                                                                --------    --------    --------    --------
                                                                  39,409      12,374      76,718      35,660
                                                                --------    --------    --------    --------

Gross profit                                                      16,851       6,579      34,907      14,996

Selling, general and administrative expenses                      10,310       4,378      23,773      10,392
Other depreciation and amortization                                1,006         672       3,253       1,373
Non-recurring compensation expense                                  --         2,000        --         2,000
                                                                --------    --------    --------    --------
Operating profit (loss)                                            5,535        (471)      7,881       1,231


Interest expense                                                   3,952       1,129      10,185       2,322
Interest (income)                                                    (73)        (30)       (506)        (76)
                                                                --------    --------    --------    --------
Income (loss) from continuing operations before income taxes       1,656      (1,570)     (1,798)     (1,015)
  and minority interest
    Provision for income taxes                                       546          76         739         298
                                                                --------    --------    --------    --------
Income (loss) from continuing operations                           1,110      (1,646)     (2,537)     (1,313)

Discontinued operations:
    Loss from operations of discontinued
        Themed Attraction Permanent Installation Business           --        (1,140)       --          (377)
                                                                --------    --------    --------    --------
Income (loss) before minority interest and extraordinary item      1,110      (2,786)     (2,537)     (1,690)
Extraordinary item                                                  --           614        --           614
Minority interest                                                     19        --            30        --
                                                                --------    --------    --------    --------
Net income (loss)                                                  1,091      (3,400)     (2,567)     (2,304)
Members' equity--beginning of period                                 364      12,415       3,083      14,398
Preferred units issued in connection with the acquisitions of
  Pro-Mix, Inc. and Signal Perfection Ltd.                           806        --         1,745        --
Less distributions                                                  --          (465)       --        (3,544)
                                                                --------    --------    --------    --------
Members' equity--end of period                                  $  2,261    $  8,550    $  2,261    $  8,550
                                                                ========    ========    ========    ========
See accompanying notes.

                                                             4

                      PRODUCTION RESOURCE GROUP, L.L.C.

                Combined Statements of Cash Flows (Unaudited)

                               ($ In thousands)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               1998        1997
                                                            -------      -------
OPERATING ACTIVITIES

Net loss                                                   $ (2,567)   $(2,304)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Extraordinary item                                         --         614
     Depreciation                                             9,044      4,924
     Gain on sale of property and equipment                  (2,092)       (84)
     Amortization of goodwill and other                       1,381        442
     Amortization of debt related costs                         528         68
     Minority interest                                           30        --
     Provision for doubtful accounts                            596        634
     Changes in operating assets and liabilities:
       Accounts receivable                                    1,610       (382)
       Deferred production expenses                          (2,526)      --
       Inventories                                           (2,506)      (223)
       Other current assets                                  (2,782)      (976)
       Accounts payable                                     (12,114)       247
       Payroll and sales taxes payable                         (698)      (158)
       Deferred revenue                                       6,152     (3,592)
       Income taxes payable                                     311        --
       Other current liabilities                              4,395        320
                                                            -------    -------
Net cash used in operating activities                        (1,238)      (470)

                      PRODUCTION RESOURCE GROUP, L.L.C.

                Combined Statements of Cash Flows (Unaudited)
                               ($ In thousands)

INVESTING ACTIVITIES
Acquisition of net assets of Design Dynamics, Inc., net of cash
    acquired                                                               $             -      $           (3,980)
Acquisition of net assets of Bash Theatrical Lighting and affiliates,
    net of cash acquired                                                                 -                 (20,000)
Acquisition of net assets of  Production Arts, net of cash acquired                   (13,604)                   -
Acquisition of net assets of  Promix, Inc., net of cash  acquired                      (6,328)                   -
Acquisition of of Light & Sound Design Holdings Ltd., net of cash
    acquired                                                                          (14,525)                   -
Acquisition of net assets of  CBE Events and Exhibits, net of cash
    acquired                                                                           (2,378)                   -
Acquisition of Signal Perfection, Ltd., net of cash acquired                           (6,595)                   -
Purchases of property and equipment                                                   (14,837)              (8,664)
Proceeds from sale of rental equipment                                                  3,242                  527
Additions to software development costs                                                  (473)                   -
Other assets                                                                             (798)              (2,262)
                                                                           ------------------   ------------------
Net cash used in investing activities                                                 (56,296)             (34,379)
                                                                           ------------------   ------------------
FINANCING ACTIVITIES
Proceeds from long-term debt                                                           42,838               75,320
Additions to deferred financing costs                                                    (122)              (1,866)
Additions to bond offering costs                                                         (266)                   -
Repayments of long-term debt                                                             (738)             (32,885)
Distributions to members                                                                    -               (3,544)
                                                                           ------------------   ------------------
Net cash provided by financing activities                                              41,712               37,025
                                                                           ------------------   ------------------
Net (decrease) increase in cash and cash equivalents                                  (15,822)               2,176
Cash and cash equivalents--beginning of period                                         27,164                3,010
                                                                           ------------------   ------------------
Cash and cash equivalents--end of period                                   $           11,342   $            5,186
                                                                           ==================   ==================
See accompanying notes.

                                                             6

PRODUCTION RESOURCE GROUP, L.L.C.
Notes to Combined Financial Statements (Unaudited)

1. General

Presentation

The accompanying unaudited combined financial statements of Production Resource Group, L.L.C. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the Production Resource Group, L.L.C. Registration Statement on Form S-4 dated May 28, 1998 for the year ended December 31, 1997.

Business

The Company is an integrator, fabricator and supplier of a broad range of products and services for the live entertainment (theatre, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. The Company operates through four segments: lighting systems and products, scenery automation and fabrication, event services and audio. The Company's themed attraction permanent installation ("Themed Attraction") segment was discontinued during 1998 and, accordingly, the consolidated statements of operations and members' equity for the three and nine months ended September 30, 1997 have been restated to reflect the Themed Attraction segment as a discontinued operation.

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

Signal Perfection Ltd., ("SPL") a Maryland corporation, which the Company acquired in August 1998, is operating as a wholly-owned subsidiary (see
Note 3) and is subject to certain state and federal taxes. Light & Sound Design Holdings Limited, a UK company ("Holdings"), in which the Company acquired a 95% interest on June 19, 1998 (see Note 3), is subject to UK corporation tax. Corporation tax payable for SPL and Holdings is provided on taxable income at the current rate. Deferred income taxes for SPL and Holdings are computed using the liability method pursuant to which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

3. Acquisitions

On January 2, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Pro-Mix, Inc., ("Pro-Mix"), a provider of sound equipment and acoustical and sound design consulting services primarily to the live theatre market. The purchase price was approximately $7,800,000 plus a $1,500,000 contingent payment (based upon a multiple of earnings). The purchase price also includes $939,000, representing the approximate fair value of 79,179 of the Company's Preferred Units (with a liquidation preference of $1,500,000) issued in connection with the Pro-Mix acquisition. The Company recorded goodwill of approximately $638,000 related to the acquisition.

On June 19, 1998, the Company acquired all of the Cumulative Participating Preferred Ordinary Shares and Cumulative Redeemable Preference Shares and approximately 95% of the Ordinary Shares of Holdings, an English company, pursuant to a Share Purchase Agreement dated June 19, 1998 among the shareholders of Holdings and the Company. Pursuant to the Share Purchase Agreement, in exchange for the aforementioned Holdings stock, the Company paid approximately $14,517,000 in cash to the shareholders of Holdings.

Holdings has two wholly-owned operating subsidiaries, Light & Sound Design Limited, an English company, which is based in Birmingham, England with an office in London, England and operates exclusively in Europe, and Light &
Sound Design, Inc., a California corporation, which is based in Los Angeles, California and Nashville, Tennessee and operates in the North American market. Light & Sound Design Limited and Light & Sound Design, Inc. each provide rentals of lighting and other equipment for use in the concert touring and industrial markets. Light & Sound Design Limited and Light & Sound Design, Inc. will each continue their business and operations as subsidiaries of Holdings, which is a subsidiary of the Company as part of the lighting systems and products group. The Company incurred debt of $16,000,000 under it's credit facility and recorded goodwill of approximately $6,845,000 relating to the transaction.

In connection with the acquisition, the remaining shareholders of Holdings have granted the Company an option (which may be exercised in one or more installments) to purchase their remaining shares in Holdings for their fair market value at any time during the five year period commencing on the closing date.

On June 30, 1998, the Company acquired substantially all of the assets subject to substantially all of the operating liabilities, of Production
Arts Lighting Inc., a New York corporation, Production Arts Europe, Inc., a Delaware corporation and Production Arts West, Inc., a California corporation, collectively "Production Arts". Production Arts is based in Moonachie, New Jersey with offices in New York, Los Angeles and London, England. Production Arts provides sales and rentals of lighting and other equipment for use in the installation, theatrical and industrial markets.
The acquired assets of Production Arts will operate as part of the Company's lighting systems and products group. In exchange for the assets of the three companies constituting Production Arts, the Company paid $13,700,000 in cash to Production Arts. The Company incurred debt of $13,700,000 under it's credit facility and recorded goodwill of approximately $4,331,000 relating to the transaction.

On July 31, 1998, the Company acquired substantially all of the assets subject to substantially all of the operating liabilities, of CBE Exhibits & Events, Incorporated, a Texas corporation, ("CBE"). CBE is based in Houston, Texas and provides support services including logistic support, booth and exhibit construction and storage to exhibitors at trade shows and other major events. The acquired assets of CBE will operate as part of the Company's event services group. Pursuant to the acquisition agreement, in exchange for the assets of CBE, the Company paid $3,000,000 in cash to CBE and agreed to make additional payments of up to $7,000,000 subject to the satisfaction of performance targets. The Company recorded approximately $1,102,000 in goodwill related to the CBE acquisition.

On August 13, 1998, the Company acquired all of the shares of the outstanding common stock of Signal Perfection, Ltd., a Maryland Corporation, ("SPL"). SPL is based in Columbia, Maryland and Las Vegas, Nevada and provides specialized audio, video and show control design, fabrication and installation and related products. SPL will continue its business and operations as part of the Company's audio group. In exchange for the aforementioned SPL stock, the Company paid approximately $6.7 million in cash to the shareholders of SPL. The purchase price also included $806,000, representing the approximate fair value of 52,721 of the Company's Preferred Units (with a liquidation preference of $1,230,000) issued to the shareholders of SPL. The Company recorded approximately $4,828,000 in goodwill related to the SPL acquisition.

The acquisitions of Pro-Mix, Holdings, Production Arts, CBE and SPL have been accounted for under the purchase method of accounting.

The pro forma results of operations for the nine months ended September 30, 1998 and 1997, assuming consummation of the above acquisitions as of January 1, 1997 are as follows:

                              Nine Months Ended
                                September 30,
                               (in thousands)

                           1998               1997
                        ---------          ----------
      Net revenue       $ 155,427          $  127,000
      Net income            2,193               1,824



4.    Reportable Segments

The Company's continuing operations include four reportable groups: scenery automation and fabrication, lighting systems and products, audio, and event services. The Company's scenery automation and fabrication division consists of two operating units that fabricate scenery and rent computerized automation equipment that controls the motion of such scenery. Sales of this division are primarily to live theatrical concerns. The Company's lighting systems and products division has eight primary operating units that provide lighting equipment and systems to a highly diversified client base. The Company's event services division provides a variety of services primarily for corporate clients, including unique exhibit fabrication and production management for trade shows and events. In 1998, with the acquisitions of Pro-Mix and SPL, the Company established an audio segment. Assets of the event services segment and the audio segment increased by approximately $3.4 million and $6.6 million, respectively, with the acquisitions of CBE and SPL.

                                        Nine month period ended September 30, 1998 (in thousands)
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
                                                                           Lighting
                                                  Scenery Automation     Systems and
                                  Event Services    and Fabrication        Products            Audio             Total
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
      Revenues from external
      customers                      $ 16,399          $ 24,044            $ 57,153          $ 14,029          $ 111,625
      Intersegment revenues               112             1,145               2,526               320              4,103
      Segment profit                    1,501             7,291              11,770             5,296             25,858

      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------

                                            Nine month period ended September 30, 1997 (in thousands)
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
                                                                           Lighting
                                                  Scenery Automation     Systems and
                                  Event Services    and Fabrication        Products            Audio(1)          Total
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
      Revenues from external
      customers                      $ 15,931          $ 20,222            $ 14,503              -             $ 50,656
      Intersegment revenues               424             2,642               2,319              -                5,385
      Segment profit                    1,380             8,045               2,654              -               12,079

      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------


                                           Three month period ended September 30, 1998 (in thousands)
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
                                                        Scenery           Lighting
                                       Event        Automation and      Systems and
                                     Services         Fabrication         Products            Audio             Total
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
      Revenues from external
      customers                      $ 5,420           $ 11,902            $ 31,080           $ 7,858          $ 56,260
      Intersegment revenues               39                334                 963               320             1,656
      Segment profit                     352              3,028               5,732             2,901            12,013

      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------

                                        Three month period ended September 30, 1997 (in thousands)
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
                                                        Scenery           Lighting
                                       Event         Automation and      Systems and
                                     Services          Fabrication         Products           Audio(1)            Total
      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------
      Revenues from external
      customers                       $8,521            $4,097              $6,339                    -           $18,957
      Intersegment revenues              663             2,011                  -                     -             2,674
      Segment profit                   1,107             1,886               1,533                    -             4,526

      --------------------------- --------------- -------------------- ----------------- ------------------ ----------------

   (1) In 1998, with the acquisitons of Pro-Mix and SPL the Company established the audio segment.

                                            Three month period ended            Nine month period ended
                                                  September 30,                      September 30,
       Profit (loss) (in thousands)            1998            1997               1998              1997
      ----------------------------------- --------------- ---------------- ------------------- ----------------
      Total profit for reportable
      segments                               $12,013          $   4,526           $25,858            $12,079
      Unallocated amounts:

      Corporate selling, general and
      administrative                          (2,533)            (2,966)           (7,023)            (5,414)
      Depreciation and amortization           (3,945)            (2,031)          (10,954)            (5,434)
      Interest expense, net                   (3,879)            (1,099)           (9,679)            (2,246)
                                          --------------- ---------------- ------------------- ----------------
      Total income (loss) from
      continuing operations                  $ 1,656           $ (1,570)         $ (1,798)         $  (1,015)
      ----------------------------------- --------------- ---------------- ------------------- ----------------


5. Subsidiary Financial Information

The following represents unaudited condensed combining financial statements as of September 30, 1998 and for the nine months ended September 30, 1998 with respect to the financial position and results of operations and cash flows of the Company and its wholly-owned and majority-owned subsidiaries. On December 24, 1997, the Company and PRG Finance Corporation ("Finance Corp."), a Delaware Corporation issued $100 million of 11 1/2% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. and Holdings (the "Guarantors"). Four of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company). The condensed combining financial statements are presented in lieu of separate financial statements and other related disclosures of Finance Corp., Holdings and the Guarantors as management has determined that such information is not material to investors.

                Condensed Combining Balance Sheet (Unaudited)
                              September 30, 1998
                               ($ in thousands)

                                                           Guarantor       Non-Guarantor                            PRG
                                            PRG*          Subsidiaries     Subsidiaries       Adjustments         Combined
                                       ---------------- ----------------- ---------------- ------------------ -----------------
               ASSETS
Current assets:
   Cash and cash equivalents           $         10,550   $           461   $          331   $                  $      11,342
   Accounts receivable, net                      27,058             5,188            2,385                             34,631
   Inventories                                    7,111               715            1,669                              9,495
   Deferred production expenses                   2,526                                                                 2,526
   Intercomany receivables                          112              (112)                                                  -
   Other current assets                           2,660               747            2,327                              5,734
                                       ----------------   ---------------   --------------   ----------------   -------------
Total current assets                             50,017             6,999            6,712                             63,728

Property and equipment, net                      68,441               101            9,740                             78,282
Loan to subsidiary                                1,982                             (1,982)                                 -
Investment in subsidiary                         22,060                                               (22,060)              -
Goodwill, net                                    20,951                                                11,605          32,556
Other assets                                      9,235                                304                              9,539
                                       ----------------   --------------    --------------   ----------------   -------------
Total assets                           $        172,686   $        7,100    $       14,774   $        (10,455)  $     184,105
                                       ================   ==============    ==============   ================   =============


LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
   Current portion of long-term debt   $            379   $          451    $            -   $                  $         830
   Accounts payable                              10,116            2,115             2,640                             14,871
   Payroll and sales taxes payable                1,285              150               125                              1,560
   Deferred revenue                               8,656                              1,300                              9,956
   Income taxes payable                                              963                                                  963
   Other current liabilities                      4,935                              1,981                              6,916
                                       ----------------   ---------------   --------------   ----------------   -------------
Total current liabilities                        25,371            3,679             6,046                             35,096

Long-term debt:
   Senior subordinated notes                    100,000                                                               100,000
   Credit facilities                             42,838                                                                42,838
   Other long-term debt                           3,476                                                                 3,476

Minority interest                                                                                         434             434
Members' equity                                   1,001             3,421            8,728            (10,889)          2,261
                                       ----------------   ---------------   --------------   ----------------   -------------
                                       $        172,686   $         7,100   $       14,774   $        (10,455)  $     184,105
                                       ================   ===============   ==============   ================   =============

                                                                13
* Exclusive of Guarantor Subsidiaries and Non-Guarantor
  Subsidiaries.

           Condensed Combining Statement of Operations (Unaudited)
                     Nine months ended September 30, 1998
                               ($ in thousands)

                                                 PRG*           Guarantor        Non Guarantor                       PRG
                                                              Subsidiaries        Subsidiaries      Adjustments    Combined
                                             ---------------  --------------  ------------------  --------------  -------------
Revenues                                       $      97,344    $     5,119     $         9,222      $      (60)   $   111,625
Direct production expenses                            60,004          3,618               5,455             (60)        69,017
Depreciation expense                                   7,060             --                 641                          7,701
                                             ---------------  --------------  ------------------  --------------  -------------
Gross profit                                          30,280          1,501               3,126              --         34,907

Other depreciation and amortization                    3,110              4                  71              68          3,253
Selling, general and administrative expenses          21,155            504               2,114                         23,773
                                             ---------------  --------------  ------------------  --------------  -------------
Operating profit                                       6,015            993                 941             (68)         7,881

Interest expense                                      10,171              6                   8                         10,185
Interest (income)                                       (498)            (3)                 (5)                          (506)
                                             ---------------  --------------  ------------------  --------------  -------------
Income (loss) before income taxes and
  minority interest                                   (3,658)           990                 938             (68)        (1,798)

Provision for income taxes                                72            311                 356                            739
                                             ---------------  --------------  ------------------  --------------  -------------
Income (loss) before minority interest                (3,730)           679                 582             (68)        (2,537)
Minority interest                                                                                           (30)           (30)
                                             ---------------  --------------  ------------------  --------------  -------------
Net income (loss)                                    $(3,730)          $679                $582      $      (98)   $    (2,567)
                                             ===============  ==============  ==================  ==============  =============

* Exclusive of Guarantor Subsidiaries and
  Non-Guarantor Subsidiaries

           Condensed Combining Statement of Cash Flows (Unaudited)
                     Nine months ended September 30, 1998
                               ($ in thousands)

                                                           PRG*           Guarantor          Non-Guarantor            PRG
                                                                        Subsidiaries          Subsidiaries          Combined
                                                     ---------------  ------------------ -------------------- --------------------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                 $        (1,843)   $         267      $          338            $ (1,238)

INVESTING ACTIVITIES
Acquisition of net assets of Production Arts, net            (13,604)                                                 (13,604)
of cash acquired
Acquisition of net assets of Promix, Inc., net of             (6,328)                                                  (6,328)
cash  acquired
Acquisition of Light & Sound Design Holdings Ltd.,           (14,525)                                                 (14,525)
net of cash acquired
Acquisition of of CBE Events & Exhibits net of cash           (2,378)                                                  (2,378)
acquired
Acquisition of Signal Perfection Ltd.,  net of cash           (6,595)                                                  (6,595)
acquired
Purchases of property and equipment                          (14,100)                                 (737)           (14,837)
Proceeds from sale of rental equipment                         3,242                                                    3,242
Additions to software development costs                         (473)                                                    (473)
Other assets                                                    (798)                                                    (798)
                                                     ---------------     ------------    ------------------   ---------------
Net cash used in investing activities                $       (55,559)               -                  (737)         $(56,296)
                                                     ----------------    ------------    ------------------   ---------------

FINANCING ACTIVITIES
Proceeds from long-term debt                                  42,838                                                   42,838
Loan from Parent                                              (1,982)                                 1,982                 -
Additions to deferred financing costs                           (122)                                                    (122)
Additions to bond offering costs                                (266)                                                    (266)
Repayments of long-term debt                                    (738)                                                    (738)
                                                     ---------------     ------------    ------------------   ---------------
Net cash provided by financing activities            $        39,730                      $           1,982           $41,712
                                                     ---------------     ------------    ------------------   ---------------

Net (decrease) increase in cash and cash equivalents         (17,672)    $        267                 1,583           (15,822)
Cash and cash equivalents--beginning of period                27,112               52                                  27,164
                                                     ---------------     ------------    ------------------   ---------------
Cash and cash equivalents--end of period              $        9,440     $        319    $            1,583    $       11,342
                                                     ===============     ============    ==================   ===============

* Exclusive of Guarantor and Non-Guarantor Subsidiaries

6. Subsequent Event

On October 23, 1998, the Company acquired all the outstanding shares of common stock of Production Lighting Systems, Inc. (PLS), a California corporation. PLS provides lighting equipment for rental and sale. The Company paid $6.75 million in cash related to the acquisition. PLS will continue its business and operations as part of the Company's lighting systems and products group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

-------------------------------------------

Certain statements made in this report may be deemed to be forward-looking statements as defined in the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods or plans for future periods to differ materially from what is currently anticipated. Those risks include, among others, general competitive factors, the Company's ability to develop and implement operational and financial systems to manage rapidly growing operations, the Company's ability to successfully complete and integrate its acquisitions and to implement operational improvements in its acquired businesses, the episodic nature of the Company's business and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

--------------------------

Comparability of Periods

Financial results for the period ended September 30, 1998 and the period ended September 30, 1997 are not fully comparable to prior periods due to the acquisitions of the net assets of Design Dynamics, Inc. and Bash Theatrical Lighting and affiliates ("Bash") in June and August 1997 respectively, and the acquisitions of Pro-Mix, Holdings, Production Arts, CBE and SPL on January 2, June 19, June 30, July 31 and August 13, 1998, respectively. The Company's historical combined financial statements for the period ended September 30, 1998 and the period ended September 30, 1997 include results of operations from such acquired operations only from the dates of their respective acquisitions.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Revenues. The Company's revenues increased to $56.3 million for the three months ended September 30, 1998 an increase of $37.3 million or 196%, from $19.0 million for the three months ended September 30, 1997. The increase was primarily attributable to revenue generated by operations acquired subsequent to the third quarter of 1997 and internal growth. Revenues increased in the lighting systems and products segment by approximately $24.7 million. This increase was primarily related to the acquisitions of Holdings and Production Arts in June 1998 ( approximately $14.5 million in additional revenue) and the acquisition of Bash in August 1997 (approximately $6.5 million in additional revenue). Revenue in the scenery automation and fabrication segment increased by approximately $7.8 million primarily related to an increase in scenery fabrication projects. Additionally, the Company began operations in the audio segment in 1998, with the acquistions of Pro-Mix and SPL that provided an additional $7.9 million in revenue for the three month period ended September 30, 1998. The above increases were offset by a decline in revenue of approximately $3.1 million in the event services group, primarily attributable to a decline in the number and changes in the timing of corporate events.

         Gross Profit. The Company's gross profit increased to $16.9 million for the three months ended September 30, 1998, an increase of $10.3 million, or 156%, from $6.6 million for the three months ended September 30, 1997. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin declined to 30.0% for the three months ended September 30, 1998 from 34.7% for the three months ended September 30, 1997. The decrease was primarily attributable to a change in revenue mix to product and systems sales which typically carry a lower gross margin than rental revenue. The increase in the lighting and audio sale revenue is primarily attributable to the acquisitions of SPL and Production Arts, as both these operations have high levels of equipment sales.

         Selling, general and administrative. As a percentage of revenue, selling, general and administrative costs decreased to 18.3% for three months ended September 30, 1998 as compared to 23.1% for the three months ended September 30, 1997. The percentage decrease is a result of two primary factors. First, as a result of recent acquisitions, the Company now has greater revenue to cover its increased corporate selling, general and administrative expenses. Secondly, these recent acquisitiions, which provide lower gross profit margins, also incur less selling, general and adminstrative expenses as a percentage of revenue. Selling, general and administrative expenses increased 134% or $5.9 million to $10.3 million for the three months ended September 30, 1998 compared to $4.4 million for the three months ended September 30, 1997. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Pro-Mix, Production Arts, Holdings, CBE and SPL (approximately $3.3 million). The remainder of the increase was primarily attributable to the increase in personnel costs related to the hiring of additional senior executives, and other professionals to manage the Company's information technology infrastructure and new marketing initiatives.

         Non-recurring compensation expense. Non-recurring compensation expense represents employment incentives paid to the two shareholders of Bash in connection with the signing of employment contracts with the Company, which totaled $2.0 million for the three months ended September 30, 1997. The Company had no such expense for the three months ended September 30, 1998.

         Operating Profit. Operating profit from continuing operations was $5.5 million for the three months ended September 30, 1998, an increase of $6.0 million from $(0.5) million for the three months ended September 30, 1997. Operating profit (loss), as a percentage of revenues, was 9.8% for the three months ended September 30, 1998 compared to (2.5)% for the three months ended September 30, 1997. The increase was primarily due to the increased gross margin, a decline in selling, general and administrative costs as a percentage of revenue and the lack of non-recurring compensation expense in the three months ended September 30, 1998.

         Interest Expense. Interest expense increased to $3.9 million for the three months ended September 30, 1998 from $1.1 million for the three months ended September 30, 1997. The increase was attributable to the interest expense associated with the Senior Subordinated Notes issued in December 1997 and interest expense associated with the borrowings under the Company's Credit Facility.

         Income taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate for the subsidiaries that are subject to income tax. The provision for taxes as a percentage of income before taxes for such subsidiaries was approximately 41% for the nine months ended September 30, 1998.

         Discontinued Operations. The Company had a loss from discontinued operations of $1.1 million for the three months ended September 30, 1997. The Company believes that it has provided for any additional estimated losses related to open themed attraction projects.

         Net income (loss). The Company had net income of $1.1 million for the three months ended September 30, 1998 compared to a net loss of $3.4 million for the three months ended September 30, 1997. The net income was primarily due to the aforementioned increase in gross profit and the decline in selling, general and administrative expenses as a percentage of revenues. Additionally, the Company had no non-recurring compensation expenses during the three month period ended September 30, 1998.

Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997

         Revenues. The Company's revenues increased to $111.6 million for the nine months ended September 30, 1998 an increase of $60.9 million or 120%, from $50.7 million for the nine months ended September 30, 1997. The increase was primarily attributable to revenue generated by operations acquired subsequent to the third quarter of 1997. Revenues increased in the lighting systems and products segment by $42.7 million primarly resulting from the acquisitions of Production Arts, Holdings and Bash (approximately $38.9 million of additional revenue). Revenue in the scenery automation and fabrication segment has increased $3.8 million primarily due to increased scenery fabrication projects. Finally, the Company began operations in the audio segment in 1998 with the acquistions of Pro-Mix and SPL that provided an additional $14.0 million in revenue for the nine months ended September 30, 1998.

         Gross Profit. The Company's gross profit increased to $34.9 million for the nine months ended September 30, 1998, an increase of $19.9 million, or 133%, from $15.0 million for the nine months ended September 30, 1997. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin improved to 31.3% for the nine months ended September 30, 1998 from 29.6% for the nine months ended September 30, 1997. The improvement was primarily attributable to higher margins associated with increased rental revenue as a percentage of total revenue. The change in the revenue mix is primarily the result of the revenues added by the lighting acquisitions and Pro-Mix.

         Selling, general and administrative. As a percentage of revenue, selling, general and administrative costs increased to 21.3% for the nine months ended September 30, 1998 as compared to 20.5% for the nine months ended September 30, 1997. Selling, general and administrative expenses increased to $23.8 million for the nine months ended September 30, 1998, an increase of $13.4 million, or 129%, from $10.4 million for the nine months ended September 30, 1997. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Pro-Mix, Holdings, Production Arts, CBE and SPL (aproximately $9.8 million). The remainder of the increase is attributed to increased personnel costs related to the hiring of additional senior executives, and other professionals to manage the Company's information technology, human resources, finance and sales and marketing departments.

         Non-recurring compensation expense. Non-recurring compensation expense represents employment incentives paid to the two shareholders of Bash in connection with the signing of employment contracts with the Company, which totaled $2.0 million for the nine months ended September 30, 1997. The Company had no such expense for the nine months ended September 30, 1998.

         Operating Profit. Operating profit increased to $7.9 million for the nine months ended September 30, 1998, an increase of $6.7 million, or 558%, from $1.2 million for the nine months ended September 30, 1997. Operating profit, as a percentage of revenues, improved to 7.1% for the nine months ended September 30, 1998 from 2.4% for the nine months ended September 30, 1997, primarily attributable to the increase in gross profit described above, complemented by the lack of non-recurring compensation charges offset by the increased selling, general and administrative expenses, for the nine months ended September 30, 1998.

         Interest Expense. Interest expense increased to $10.2 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997. The increase was attributable to the interest expense associated with the Senior Subordinated Notes issued in December 1997 and interest expense associated with the borrowings under the Company's Credit Facility to fund the acquisitions.

         Income taxes. Taxes reflect an allocation based on the full year anticipated effective tax rate for the subsidiaries that are subject to income tax. The provision for taxes as a percentage of income before taxes for such subsidiaries was 41% for the nine months ended September 30, 1998.

         Discontinued Operations. The Company had a loss from discontinued operations of $0.4 million for the nine months ended September 30, 1997. The Company believes that it has provided for any additional estimated losses related to open themed attraction projects.

         Net income (loss). The Company had a net loss of $2.5 million for the nine months ended September 30, 1998 compared to a net loss of $2.3 million for the nine months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 was primarily due to the aforementioned increased interest expense.

Liquidity and Capital Resources

During the nine months ended September 30, 1998, the Company's investing activities were financed primarily from bank borrowings under the existing
$100 million, five-year, senior secured, reducing revolving credit facility (the "Credit Facility") and excess proceeds related to the December 1997 issuance of 11 1/2% Senior Subordinated Notes due 2008 (the "Offering"). The Company and its subsidiaries are restricted from making distributions under the terms of the Indenture for the Offering and the Credit Facility. The borrowings under the Credit Facility and the excess cash related to the Offering were used to acquire Pro-Mix, Production Arts and Holdings ($43.4 million) and to pay for approximately $14.8 million in property and equipment additions.

Property and equipment additions were primarily related to the purchase of approximately $9.2 million in lighting, audio and motion control rental equipment, $3.6 million related to the construction of a new facility in Las Vegas, $0.8 million in leasehold, building improvements and furniture and fixtures, and an additional $1.2 million related to computer hardware and the implementation of an Oracle information system.

The following table sets forth certain information from the Company's Combined Statements of Cash Flows for the nine months ended September 30, 1998 and 1997:

                                           Nine months Ended
                                              September 30,
                                             (in thousands)

                                           1998                1997
                                    ------------------ --------------------
  Net cash provided by (used in):

           Operating activities        $      (1,238)    $          (470)
           Investing activities              (56,296)            (34,379)
           Financing activities               41,712              37,025


The Company believes that cash flow from operations and availability under the Credit Facility will be sufficient to meet operating needs and capital spending requirements and to fund its acquisition strategies for the forseeable future.

Effect of Inflation

The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's results of operations and financial condition.

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware or equipment purchased from vendors, which have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate computerized machinery or equipment, process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company determined that it will be required to modify or replace certain portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Company's exposure to the Year 2000 Issue can be mitigated so as to avoid materially adverse consequences. However, if such modifications and replacements are not made, or are not completed timely, there is no assurance that the Year 2000 Issue will not have a material adverse impact on the operations of the Company.

Management's Plan

The Company's plan to address the Year 2000 Issue involves the following four steps: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 problem for all divisions and subsidiaries of the Company included in the Company's 1997 audited financial statements and expects to complete its assessment of companies and divisions acquired during 1998 by the end of 1998. As the Company has not completed its assessment of the Year 2000 issues for its 1998 acquisitions, the balance of this Year 2000 discussion relates solely to the divisions and subsidiaries of the Company which were included in the Company's 1997 audited financial statements. The completed assessment concluded that several of the Company's legacy financial applications (principally general ledger) needed to be replaced. In addition, the Company has identified a list of hardware and software used throughout the Company requiring replacement. Finally, the Company has queried its 100 most critical vendors and customers that do not share information systems with the Company (external agents) regarding their Year 2000 compliance. To date, the Company has received a 10% response rate and is not yet aware of any external agent with a Year 2000 issue that could reasonably be expected to materially impact the Company's results of operations, liquidity or capital resources. The Company anticipates completing its assessment of external agents during the second quarter of 1999. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The only enterprise system that interfaces directly outside the Company is its outsourced payroll system (ADP). This system has been certified as fully year 2000 compliant.

The Company is approximately 50% complete in its remediation phase. The key aspect of this phase is replacing the legacy financial applications that are not Year 2000 compliant. In order to have Year 2000 compliant systems and to improve access to business information through common, integrated computing systems across the Company, a fully compliant Enterprise Resource Planner ("ERP") (principally financial applications) was purchased from the Oracle Corporation in 1997. The Company has implemented the ERP in approximately half of the operating divisions and plans to have it implemented in the remaining divisions by mid 1999. The Company would have implemented the ERP without regard to Year 2000 issues although the Year 2000 issues have accelerated the Company's implementation of its ERP.

The testing phase and implementation phase of the Company's plan runs concurrently with the implementation of the ERP and is similarly 50% complete. The implementation phase also includes the investigation and replacement of non-compliant operational and administrative software applications (e.g. e-mail clients and word processors) and the hardware upgrade or replacement of non-compliant or questionable compliant hardware and software.

Costs

The Company will utilize primarily internal resources to program, replace, test and implement changes for the Year 2000 project. The total cost of the project is anticipated to approximate $3 million including the cost of acquiring hardware and software required for the ERP system. Of this amount, approximately $2.5 million has been spent to date. The amount primarily represents the purchase and rollout of the Company's ERP. The remainder will primarily entail software and hardware upgrades and further rollout of the ERP. The Company does not track the portion of these costs attributable to Year 2000 compliance and does not allocate internal costs (primarily personnel costs of ITS personnel) to Year 2000 compliance. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by companies in which the Company has a minority interest.

Risks

Although no assurance can be given, Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The majority of the business is centralized or in the process of becoming centralized. Most centralized corporate functions are fully compliant. In the event that the Company does not complete any additional phases, the Company would be required to fully centralize all business functions until that time that full compliance could be reached. The realistic worst case scenario is that the Company fails to centralize its key functions in tandem with a failure to complete the Year 2000 Project. The amount of potential liability, lost revenue and failed business processes resulting from the failure of the Company's Year 2000 compliance program cannot be reasonably estimated at this time. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans

The Company has contingency plans for certain critical applications. These contingency plans involve primarily manual work-arounds. The Company plans to evaluate the status of completion more thoroughly in March 1999 and determine the extent of further contingency planning, and formalize that planning already arranged.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                   PART II

Other Information

Items 1,2,3,4, and 5 are not applicable.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

27.1 Financial Data Schedule*

------------------------
*filed herewith

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on July 6, 1998 reporting in Item 2, "Acquisition or Disposition of Assets," its acquisitions of Light & Sound Design Holdings Limited ("Holdings") and Production Arts Lighting Inc. ("Production Arts"). On September 2, 1998 and September 14, 1998, the Company filed amendments thereto on Form 8-K/A, providing in Item 7 financial statements and pro forma financial information with respect to the acquisitions of Holdings and Production Arts, respectively. The Company filed a current report on Form 8-K, dated on August 12, 1998 reporting in Item 2, "Acquisition or Disposition of Assets," its acquisition of CBE Events and Exhibits. In addition, the Company filed a current report on Form 8-K, on August 27, 1998 reporting in Item 2, "Acquisition or Disposition of Assets," its acquisition of Signal Perfection, Ltd.

                      PRODUCTION RESOURCE GROUP, L.L.C.

                                  FORM 10-Q

                              SEPTEMBER 30, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODUCTION RESOURCE GROUP, L.L.C.

November 13, 1998            By /s/ Bradley G. Miller
-----------------               ---------------------
Date                            Bradley G. Miller
                                Chief Operating and Financial Officer
                                (Principal Financial Officer)

                                Exhibit Index

27.1 Financial Data Schedule