Form 10-K
period 1998-12-31
PRODUCTION RESOURCE GROUP LLC
filed 1999-03-31
CIK 1055417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to          .

                                  333-46235
                                  ---------
                           (Commission File Number)

                        PRODUCTION RESOURCE GROUP, L.L.C.
             (Exact name of Registrant as Specified in its Charter)

          Delaware                                 14-1786937
          --------                                 ----------
(State or other Jurisdiction          (I.R.S. Employer Identification No.)
of Formation)

        539 Temple Hill Road, New Windsor, New York            12553
        -------------------------------------------            -----
         (Address of Principal Executive Offices)            (Zip Code)

                                 (914) 567-5700
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12 (b) of the Act: None

     Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate Market Value of voting and non-voting common equity held by non-affiliates of the Registrant: NOT APPLICABLE

Number of shares outstanding of each of Registrant's classes of common stock as of March 31, 1999: NOT APPLICABLE

                                     PART I

ITEM 1.  Business

General

Production Resource Group, L.L.C. (the "Company" or "PRG"), a Delaware limited liability company formed in August 1995, is the successor to the theatrical production management, scenery fabrication, and motion control business founded by Jeremiah J. Harris, the Company's Chairman and Chief Executive Officer, in 1984. The Company is a leading integrator, fabricator and supplier of entertainment technology to a marketplace which includes the live entertainment (live theater, concert touring and special events), corporate events (trade and industrial shows) and themed environment (gaming, theme parks and retail) markets. In 1998, the Company operated through four segments: lighting, audio, event services and scenery. Through these segments, the Company sells and rents its products and services to a diverse client base in these markets. In March 1998, the Company discontinued its Themed Attraction Permanent Installation ("Themed Attraction") business.

During 1998, the Company significantly expanded through seven acquisitions.
The Company acquired three companies that now operate in the lighting segment, two that operate in the event services segment and two that formed the audio segment. As a result of the acquisitions, the Company believes it has established itself as one of the largest theatrical lighting companies in the world, broadened the product line into audio rentals and systems, provided new geographic coverage, and accelerated its expansion into retail environments and trade show exhibits. Additionally, the Company is in the process of consolidating facilities in key markets, which will provide operational and administrative efficiencies and provide a "one-stop shop" for customers.

Description of Products and Services by Segment (includes recent acquisitions)

Lighting Segment

The Company's lighting segment provides lighting products and systems for rental and sale. Through three strategic acquisitions during 1998, the Company has dramatically increased the size and capabilities of this segment. On June 19, 1998, the Company acquired primarily all of the stock (approximately 97.5% at December 31, 1998) of Light and Sound Design Holdings Limited ("Holdings"), a United Kingdom ("UK") company. Holdings, which operates as a subsidiary of PRG, has two wholly-owned operating subsidiaries, Light & Sound Design Limited, a UK company, which is based in Birmingham, England with an office in London, England and operates exclusively in Europe, and Light & Sound Design, Inc., a California corporation, which is based in Los Angeles, California and Nashville, Tennessee and operates in the North American market. Light & Sound Design Limited and Light & Sound Design, Inc. each provide rentals of lighting and other equipment for use in the concert touring and industrial markets. This acquisition has enabled the Company to enter into the concert touring market and to establish operations in Europe.

On June 30, 1998, the Company acquired the net assets of Production Arts Lighting Inc., a New York corporation, and two smaller affiliated companies (collectively "Production Arts"). Production Arts was based in Moonachie, New Jersey with smaller offices in California, New York and London, England, and provides sales and rentals of primarily lighting equipment for use in the installation, theatrical and industrial markets. Production Arts now operates as a division of PRG within the lighting segment. In addition to expanding the quantity and quality of lighting equipment for rental and sales, Production Arts provides the Company with the ability to perform large-scale permanent installations of lighting systems, which the Company did not have previously. With the addition of Production Arts, the Company was able to consolidate its existing New Jersey-based lighting facilities into one facility in February 1999.

On October 23, 1998, the Company acquired all of the outstanding common stock of Production Lighting Systems, Inc. ("PLS"), a California corporation. PLS, which is based in Glendale, California, primarily rents lighting equipment to the television industry. This acquisition was strategically important because it enabled the Company to enter the television market and provided the Company with additional operations in the California market.

The lighting segment accounted for approximately 50% of the Company's combined revenues during 1998. Sales revenues accounted for 53% of the lighting segment's revenues with approximately 47% related to rentals.

Audio Segment

The Company established the audio segment during 1998 with two strategic acquisitions. On January 2, 1998, the Company acquired the net assets of Pro-Mix, Inc., ("Pro-Mix"), a provider of sound equipment and acoustical and sound design consulting services primarily to the live theatre market. The majority of the revenues generated by Pro-Mix is from the rental of its sound equipment (approximately 60% of its 1998 revenues) to the live entertainment and corporate events markets pursuant to run-of-show contracts, which can range from one day to the full run of a Broadway show or concert tour. Pro-Mix also sells its consulting services usually for a fixed price fee in addition to selling used equipment and other audio products. Pro-Mix is headquartered in Mount Vernon, NY with an office in Orlando, Florida and operates as a division of PRG.

On August 13, 1998, the Company acquired all of the outstanding common stock of Signal Perfection, Ltd. ("SPL"), a Maryland Corporation. SPL, which operates as a wholly-owned subsidiary of PRG, is based in Columbia, Maryland and Las Vegas, Nevada and provides specialized design, fabrication and installation of audio systems. SPL has installed many large scale, complex audio systems in large venues throughout the country, including sport stadiums and casinos.

With the acquisitions of SPL and Pro-Mix, the Company believes it has established a foundation that will enable the audio segment to expand into other areas of the country. Revenues generated from the audio segment approximated 13% of the Company's combined revenues in 1998. Sales revenues accounted for 64% of the audio segment's revenues with approximately 36% related to rental of audio equipment.

Event Services Segment

The Company's event services segment sells a variety of services, primarily to corporate clients, including exhibit fabrication, production management and services for trade and industrial shows. Industrial shows are single corporation events such as large sales meetings and new product launches. Trade shows are events where many corporations in a particular industry or market present their products and services to customers.

During 1998, two acquisitions added to the size and capabilities of this segment. On July 31, 1998, the Company acquired substantially all of the net assets of CBE Exhibits & Events, Incorporated, a Texas corporation ("CBE"). CBE is based in Houston, Texas and provides support services, including logistic support, booth and exhibit construction and storage to exhibitors at trade shows and other major events. CBE operates as a division of PRG in the Company's event services group. With the acquisition of CBE, the Company believes it has expanded its customer base and has entered into a new geographic area of the country in which it did not have a presence previously.

On November 30, 1998, the Company acquired all of the outstanding common stock of Haas Multiples Environmental Marketing & Design, Inc. ("Haas"), a Minnesota corporation. Haas, which is based in suburban Minneapolis, and operates as a wholly-owned subsidiary of PRG, specializes in exhibit and retail design and fabrication. The acquisition of Haas significantly increased the Company's creative design capability, which the Company believes will enhance the marketing and sales effort of the event services group. It has also enabled the Company to enter the retail environmental design and fabrication market. The event services segment accounted for approximately 16% of the Company's combined revenues during 1998.

Scenery Segment

The Company's scenery segment consists of two operating units that fabricate scenery and rent automation equipment that controls the motion of such scenery. The Company sells its scenery primarily to the live theater market, corporate events and to themed entertainment venues such as casinos. The Company generally rents its proprietary automated motion control system, Stage Command System (R), pursuant to run-of-show contracts, payable weekly, monthly or quarterly. Stage Command System (R) is a state-of-the-art motion control system for moving scenery, platforms, lifts, screens and other props. It is primarily used in the Broadway show market. The U.S. Patent and Trademark Office has recently notified the Company that its patent for the Stage Command System has been allowed. The Company has paid the required fees and expects the patent to be issued in due course.

During 1998, the Company focused on restructuring the management team and increasing sales efforts to the Broadway show and the Corporate Industrial show marketplace. The scenery segment accounted for approximately 21% of the Company's combined revenues. Sales revenues accounted for 70% of the scenery segment's revenues with approximately 30% related to automation equipment and other rentals.

Industry segment data for the year ended December 31, 1998, 1997 and 1996 are included on pages F-15 through F-18 of the financial statements and are an integral part of this section of Item 1.

Discontinued Operations

On March 2, 1998, the Company adopted a plan to discontinue its Themed Attraction Permanent Installation ("Themed Attraction") business. The Themed Attraction business operated primarily through a single division, which utilized a turn-key approach of supplying project management, fabrication of scenic elements and show action equipment and installation of such projects at a customer's place of business. This division served customers who were primarily owners and operators of amusement parks and casinos. The Company originally reported the results of the Themed Attraction business as a discontinued operation in its 1997 combined statement of operations and restated all prior periods presented.

The loss from discontinued operations at December 31, 1998 primarily relates to additional costs in connection with the phase-out period of the Themed Attraction business in excess of amounts previously estimated. Costs in excess of amounts estimated are the result of additional work performed by the Company on its last remaining Themed Attraction project for an amusement park customer (the "amusement park project"), that were not specifically addressed in the contract. This work was performed under the direction of the customer's management team. Both the customer and the Company are currently negotiating a settlement or rider to the contract.

Additionally, the Company wrote off certain amounts receivable for a project completed in March 1997. A portion of the contract payment was withheld by the customer until the Company could make certain modifications to the attraction as stipulated in the contract. The Company originally believed that it would be able to satisfactorily complete the modifications. However, it was ultimately unable to perform the modifications, primarily because equipment supplied by a sub-contractor failed. The Company sued the sub-contractor and settled out of court in February 1999. The settlement approximated $475,000 and after the sub-contractor's counter-claim was satisfied and netting legal fees, the Company will receive approximately $75,000, which reduced the write off of the withheld contract payments.

The Company's assets related to the discontinued operations business are limited to accounts receivable for the aforementioned amusement park project and for work performed for LateNite Magic, Inc. ("LateNite") in 1997. LateNite stopped its project in late 1997 as LateNite was unable to obtain adequate financing. LateNite is continuing in its efforts to obtain financing and has provided written assurance that upon receipt of the new financing, the Company's receivable will be paid in full. The Company has placed a mechanic's lien on the leasehold and on the building which houses the attraction to secure its claim and ensure that the Company's obligation is satisfied either by LateNite or in a lien foreclosure. The Company believes this balance will be realized.

Except for the amusement park project and the work related to LateNite, the Company has now completed the discontinuation of the Themed Attraction business.


Sales and Marketing

The Company believes that it has developed a significant network of sales representatives in the key markets throughout the country to sell its products and services. Because this sales force was built up primarily through acquisitions, the representatives are usually familiar with a particular product (such as lighting or audio). The Company is in the process of training its sales representatives to cross sell the products and services of the other segments. In addition, the Company has been targeting large, multi-national corporations with significant, recurring events that require fully integrated solutions. The Company is also evaluating management information systems that will assist in the tracking of its products and services by client in order to enhance its cross-selling efforts.

Vendors and Suppliers

The Company purchases products, components, raw materials and services as required from a vast number of suppliers, none of which accounted for more than 10% of the Company's total purchases for 1998. The Company believes that there are adequate alternative sources of supply at commercially reasonable rates for all product, materials and services required by its operations.

Competition

The markets in each of the industry segments for the Company's products and services are highly competitive and fragmented. The Company's competitors include primarily small local or regional firms and several large national firms, some of which may have greater financial, management and marketing resources than the Company. Internationally, the Company competes with mostly local and regional companies. The primary competitive factors vary by market but include technological capability, range of products and services, price, reputation, reliability, responsiveness to client needs and geographic proximity to the client.

The Company believes that the quality of its products and services compete favorably in each business segment. In addition, the Company believes that the quantity and quality of its rental equipment in the lighting and audio segments provide the Company with a competitive edge. The Company also believes its scenery fabrication capabilities, and the quality of the Stage Command System(R) in the scenery segment, allow it to compete favorably with its competition.

Employees

At December 31, 1998, the Company had approximately 1,177 full-time employees. The Company routinely hires a significant number of temporary employees on a project basis. Approximately 124 of the Company's full-time employees are members of the International Alliance of Theatrical Stage Employees. The current union contracts for the Company's New York, New Jersey, Florida and Nevada employees expire in August 2001 and December 2001, respectively. The Company has not experienced any significant labor disputes with its employees. The Company believes that its relationship with its employees is good.

ITEM 2.   Properties

The following table sets forth information about the Company's principal facilities at December 31, 1998 (except for the Las Vegas facility, which is after the sale leaseback transaction, see Liquidity and Capital Resources):

Location                   Facilities/Function                                                        Sq. Ft Own/Lease

New Windsor, NY                4   Principal executive offices, scenery fabrication,
                                    testing and warehouse                                             190,000  Own
Golden Valley, MN              2   Administration, exhibit fabrication and warehouse                  130,000  Lease
North Bergen, NJ               1   Administration, warehouse and lighting rental and sales            127,000  Lease
Las Vegas, NV                  1   Administration, warehouse and lighting rental and sales            115,000  Lease
Orlando, FL                    1   Administration, warehouse and lighting rental and sales             80,000  Lease
Denver, CO                     2   Administration, exhibit fabrication and warehouse                   77,000  Lease
Cornwall-on-Hudson, NY         1   Painting and Storage                                                62,000  Own
Birmingham, UK                 1   Administration, warehouse and lighting rental and sales             60,000  Lease
Newbury Park, CA               1   Administration, warehouse and lighting rental and sales             35,000  Lease
Atlanta, GA                    1   Administration, warehouse and lighting rental and sales             28,000  Lease
Houston, TX                    1   Administration, warehouse, exhibit rental and sales                 26,000  Lease
Mount Vernon, NY               1   Administration, warehouse and audio rental and sales                24,000  Lease
Glendale, CA                   1   Administration, warehouse and lighting rental and sales             24,000  Lease
New York, NY                   4   Administration                                                      18,000  Lease
Columbia, MD                   2   Administration, warehouse, audio sales                              15,000  Lease

The Company believes that its facilities will be adequate for its operations for the foreseeable future, although this may be affected by future acquisitions if any.

ITEM 3.  Legal Proceedings

     The Company from time to time is involved in litigation arising in the ordinary course of business. Although there can be no assurance, the Company does not believe that any such litigation will, individually or in the aggregate, have a material adverse effect on its business, results of operations or financial condition. Michael Crawford, the former star of EFX!(TM) and Entco Three, Inc. filed an action in the District Court for Clark County, Nevada on January 30, 1998 against the Company and the other companies involved in EFX!(TM), alleging negligence and careless conduct in failing to adequately operate, manage, maintain, control, construct and or supervise the production of EFX!(TM) and the special effects contained therein resulting in personal injury to Mr. Crawford while performing therein. While the complaint does not specify the damages claimed, prior to filing the litigation Mr. Crawford's attorneys indicated that they would seek damages in excess of the Company's insurance. The Company has denied liability and continues to vigorously defend such action. The Company believes it has meritorious defenses to such actions.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

No class of equity of the Company is traded on an established security market.

ITEM 6.  Selected Financial Data

     The following table sets forth selected historical combined financial data for the Company as of and for each of the five years in the period ended December 31, 1998. The selected historical combined financial data as of and for each of the three years in the period ended December 31, 1998 are derived from and should be read in conjunction with the audited combined financial statements of the Company, including the notes thereto, included elsewhere in this report. The selected historical combined financial data as of and for the years ended December 31, 1994 and 1995 were derived from audited combined financial statements of the Company that are not included herein.

     The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Combined Financial Statements and the notes thereto included elsewhere in this report.

   (In thousands)                                                             Year Ended December 31,
                                                   -----------------------------------------------------------------------------
                                                   1998 (1)         1997 (2)         1996 (4)           1995              1994
                                                   --------         --------         --------           ----              ----
Statement of Operations Data(3):
Revenues                                           $ 174,603        $  75,180        $  49,434        $  37,284        $  31,040

Direct production costs                              107,857           46,131           29,565           22,564           22,250
Depreciation expense                                  11,257            6,181            3,920            3,342              770
                                                   -----------------------------------------------------------------------------
Gross profit                                          55,489           22,868           15,949           11,378            8,020
Selling, general and administrative
expenses                                              37,393           16,185            8,676            5,794            4,813
Other depreciation and
amortization                                           4,005            2,182              715              445              461
Non-recurring compensation
expense (5)                                             --              2,125             --               --               --
                                                   -----------------------------------------------------------------------------
Operating profit                                      14,091            2,376            6,558            5,139            2,746
Loss on impairment of assets (6)                       1,822             --                495             --               --
Interest expense                                      14,769            3,956            1,292              632              279
Interest (income)                                       (674)            (117)            (128)            (268)             (74)
                                                   -----------------------------------------------------------------------------
Income (loss) from continuing
operations before income taxes
and extraordinary item                                (1,826)          (1,463)           4,899            4,775            2,541
Provision for income taxes                             1,712              392              206              122               28
                                                   -----------------------------------------------------------------------------
Income(loss) from continuing
operations                                            (3,538)          (1,855)           4,693            4,653            2,513
Income (loss) from operations of
discontinued Themed Attraction
business                                              (2,357)          (5,302)           1,407              244             --
                                                   -----------------------------------------------------------------------------
Income (loss) before extraordinary
item                                                  (5,895)          (7,157)           6,100            4,897            2,513
Minority interest                                        (72)            --               --               --               --
Extraordinary item (7)                                  --               (614)            --               --               --
                                                   -----------------------------------------------------------------------------

Net income (loss)                                  $  (5,967)       $  (7,771)       $   6,100        $   4,897        $   2,513
                                                   =============================================================================
Cash Flow Data:
Net cash provided by (used in)
operating activities                               $   4,206        $  (2,971)       $   6,184        $   8,974        $   3,852
Net cash used in investing
activities                                           (77,863)         (40,538)         (20,302)          (9,862)          (5,641)
Net cash provided by (used in)
financing activities                                  52,507           67,663           15,098             (651)           2,692

                                                   1998 (1)         1997 (2)         1996 (4)           1995              1994
                                                   --------         --------         --------           ----              ----

Other Financial Data:
EBITDA (8)                                         $  29,353        $  10,739        $  11,193        $   8,926        $   3,977
Capital expenditures                                  21,728           18,151           17,456            9,621            5,467
Balance Sheet Data (at period
end):
Working capital (deficiency)                       $  13,143        $  35,232        $    (867)       $  (3,164)       $     418
Total assets                                         196,106          128,252           51,995           24,876           20,222
Total debt                                           157,241          104,565           27,001            7,379            7,096
Members' equity (deficit)                                (81)           3,083           14,398           11,908            8,146

See accompanying notes to Selected Combined Financial Data

 NOTES TO SELECTED COMBINED FINANCIAL DATA

(1) The statement of operations data, cash flow data and other financial data for the year ended December 31, 1998 reflect the results of operations of Pro-Mix, Holdings, Production Arts, CBE, SPL, PLS and Haas since they were acquired by the Company on January 2, 1998, June 19, 1998, June 30, 1998, July 31, 1998, August 13, 1998, October 23 1998, and November 30, 1998,
     respectively.

(2) The statement of operations data, cash flow data and other financial data for the year ended December 31, 1997 reflect the results of operations of Thoughtful Designs, Design Dynamics and Bash since they were acquired by the Company on March 7, 1997, June 6, 1997 and August 15, 1997, respectively.

(3) On March 2, 1998, the Company adopted a plan to discontinue its Themed Attraction segment. The historical statement of operations data has been restated to reflect this segment as a discontinued operation. Revenues of the Themed Attraction segment were approximately $2.1 million, $13.1 million and $24.6 million for the years ended December 31, 1995, 1996 and 1997, respectively.

(4) The statement of operations data, cash flow data and other financial data for the year ended December 31, 1996 reflect the results of operations of Vanco and Cinema since they were acquired by the Company on January 18, 1996 and February 8, 1996, respectively.

(5) Non-recurring compensation expense for the year ended December 31, 1997 reflects bonuses of $2.125 million paid to the two former shareholders of Bash and a former shareholder of Design Dynamics upon their execution of employment agreements with the Company.

(6) Loss on impairment of assets for the year ended December 31, 1996 reflects a writedown of $495,000 of the carrying value of the Company's former principal fabrication facility in Cornwall-on-Hudson, NY. The loss on impairment of assets in 1998 relates to the Company's subsequent sale and leaseback transaction of its Las Vegas facility.

(7) Extraordinary item for the year ended December 31, 1997 reflects the write-off of unamortized deferred financing costs of $614,000 related to the refinancing of the Company's existing credit facility with the Credit Facility on July 31, 1997.

(8) EBITDA is defined, as the sum of income before interest expense, provision for taxes, depreciation and amortization and certain non-cash charges. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA is calculated as follows (in thousands):

                                                      Year Ended December 31,
                           ------------------------------------------------------------------------------
                               1998             1997           1996            1995           1994
                           ------------------------------------------------------------------------------
Operating profit             $    14,091      $     2,376    $     6,558     $     5,139    $      2,746
Depreciation expense              11,257            6,181          3,920           3,342             770
Other depreciation and
amortization                       4,005            2,182            715             445             461
                           ------------------------------------------------------------------------------
                             $    29,353      $    10,739    $    11,193     $     8,926    $      3,977
                           ==============================================================================

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General

     The Company is a leading integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theater, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. During 1998, the Company's strategy was to expand its lighting segment and event services segment through acquisitions and business development. In addition, the Company formed an audio segment during 1998 through the acquisitions of Pro-Mix and SPL. On March 2, 1998, the Company adopted a plan to discontinue its Themed Attraction business. The Themed Attraction business operated primarily through a single division, which utilized a turn-key approach of supplying project management, fabrication of scenic elements and show action equipment and installation of such projects at a customer's place of business. The Company originally reported the results of the Themed Attraction business as a discontinued operation in its 1997 combined statement of operations.

Revenue Recognition. Revenues consist of sales and rentals of the Company's products and services. Sales of products (primarily scenery for live entertainment and fabricated exhibits for events) and services to clients (primarily production management services) for the events and live entertainment markets are recognized upon delivery or when services are performed. All rental revenues (principally on lighting and audio products and show and motion control systems) are recognized ratably over the lives of the applicable rental agreements. Revenues related to lighting and audio system installations and the projects that were within the discontinued Themed Attraction segment are recognized based on the percentage of total costs incurred to date to total estimated costs.

Direct Production Costs. Direct production costs include costs related to the integration and fabrication of certain of the Company's products, primarily raw materials and labor. It also includes costs associated with the preparation and maintenance of rental equipment, primarily lighting and audio equipment, and motion and show control systems, and the depreciation expense related to such equipment.

Gross Profit Margin. The Company's gross profit margins have been and will continue to be affected primarily by acquisitions and the product and service mix in the applicable period. Gross profit margins associated with rental revenues are typically higher than those associated with sales.

Results of Operations

Comparability of Periods. Financial results for the periods ended December 31, 1998, 1997 and 1996 are not fully comparable to prior periods due to the acquisitions of the net assets of Design Dynamics, Inc. ("DDE") and Bash Theatrical Lighting and affiliates ("Bash") in June and August 1997, respectively, and the acquisitions of Pro-Mix, Holdings, Production Arts, CBE, SPL, PLS and Haas on January 2, June 19, June 30, July 31, August 13, October 23 and November 30, 1998, respectively. The Company's historical combined financial statements for the year ended December 31, 1998 and 1997 include results of operations from such acquired operations only from the dates of their respective acquisitions.

Year ended December 31, 1998 Compared to Year ended December 31, 1997
---------------------------------------------------------------------

Revenues. The Company's revenues increased to $174.6 million for the year ended December 31, 1998, an increase of $99.4 million or 132%, from $75.2 million in 1997. The increase was primarily attributable to revenues generated by operations acquired during 1997 and 1998, and internal growth. Revenues increased in the lighting systems and products segment by approximately $55.7 million. This increase was primarily related to the acquisitions of

Holdings and Production Arts in June 1998 (approximately $32.8 million in additional revenues) and the full year revenues related to the acquisition of Bash in August 1997 (approximately $17.0 million in additional revenues) and internal growth. The Company began operations of the audio segment in 1998, with the acquisitions of Pro-Mix and SPL, that provided an additional $22.4 million in revenues for the year ended December 31, 1998. Revenues in the scenery automation and fabrication segment increased by approximately $16.7 million primarily related to an increase in scenery fabrication projects. In addition, revenues increased by approximately $4.7 million in the event services group, primarily from the acquisitions of CBE and Haas, which provided approximately $9.7 million of additional revenues which was offset by a decrease in revenues related to industrial shows.

Gross Profit. The Company's gross profit increased to $55.5 million for the year ended December 31, 1998, an increase of $32.6 million, or 142%, from $22.9 million in 1997. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin improved to 31.8% in 1998 from 30.4% for 1997. The improvement was primarily attributable to higher margins associated with increased rental revenues as a percentage of total revenues. The change in the revenue mix is primarily the result of the acquisitions of Pro-Mix, Holdings, and Production Arts and a full year of Bash revenue, which have a high proportion of rental revenues.

Selling, General and Administrative Expenses. As a percentage of revenues, selling, general and administrative expenses remained consistent year to year, at approximately 21.4% for the year ended December 31, 1998 as compared to 21.5% for the year ended December 31, 1997. Selling, general and administrative expenses increased $21.2 million to $37.4 million from $16.2 million for the year ended December 31, 1998 compared to 1997. This was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Pro-Mix, Production Arts, Holdings, CBE, SPL, PLS and Haas (approximately $12.8 million) and the full year effects of the 1997 acquisitions of Bash and DDE (approximately $4.2 million). The remainder of the increase was primarily attributable to the increase in personnel costs related to the hiring of additional senior executives and other professionals to manage the Company's information technology infrastructure, sales and marketing initiatives, and human resources and finance departments. The Company does not expect selling, general and administrative expenses to increase significantly, as a percentage of sales, over the next twelve months even if more acquisitions are consummated.

Non-recurring compensation expense. Non-recurring compensation expense represents employment incentives paid to the two former shareholders of Bash and a former shareholder of DDE in connection with the signing of employment contracts with the Company, which totaled approximately $2.1 million for the year ended December 31, 1997. The Company had no such expense in 1998.

Operating Profit. Operating profit from continuing operations was $14.1 million for the year ended December 31, 1998, an increase of $11.7 million from $2.4 million for 1997. Operating profit, as a percentage of revenues, was 8.1% for 1998 compared to 3.2% for the prior year. The increase was primarily due to the increased gross margins, and the lack of non-recurring compensation expense in 1998.

Impairment loss. The Company is negotiating a sale and leaseback with an unrelated party for the sale of its Las Vegas facility. Based on the anticipated selling price of the facility, the Company recognized an impairment loss of approximately $1,822,000.

Interest Expense. Interest expense increased to $14.8 million for the year ended December 31, 1998 from $4.0 million for the year ended December 31, 1997. The increase was primarily attributable to the interest expense of approximately $11.5 million associated with the Senior Subordinated Notes issued in December 1997.

Income taxes. The provision for income taxes represents corporate, state and foreign taxes for the subsidiaries that are subject to income tax. The provision as a percentage of income before taxes was approximately 41% for the year ended December 31, 1998 for the subsidiaries that are subject to income tax.

Discontinued Operations. The Company had a loss from discontinued operations of $2.4 million for the year ended December 31, 1998 compared to a loss of $5.3 million in 1997. Except for the two projects discussed in Business-Discontinued Operations, the Company has now completed the discontinuation of the Themed Attraction business and does not anticipate any significant future costs.

Year ended December 31, 1997 Compared to Year ended December 31, 1996
---------------------------------------------------------------------

Revenues. The Company's revenues increased to $75.2 million in 1997, an increase of $25.8 million, or 52.2%, from $49.4 million in 1996. The increase was primarily attributable to the $16.4 million revenue increase attributed to the lighting segment and the $10.2 million increase in revenues from the event services segment, partially offset by a $0.8 million decline in revenues from the scenery segment. The increase in the lighting segment revenues is primarily attributable to the acquisition of Bash in August 1997 (approximately $12.1 million); and $2.0 million in incremental revenues related to the commencement of lighting operations in Atlanta in March of 1997. The lighting segment also benefited from the full year impact of the acquisition of the net assets of Vanco in January 1996 and Cinema in February 1996 (combined $2.3 million of incremental revenues). Revenues in the event services segment increased primarily as a result of the June 1997 acquisition of the net assets of DDE ($8.9 million) and an increase in the number of industrial shows produced.

Gross Profit. The Company's gross profit increased to $22.9 million in 1997, an increase of $7 million, or 44.0%, from $15.9 million in 1996. The increase in gross profit was primarily due to the increase in revenues. Gross profit margin declined slightly to 30.4% in 1997 from 32.3% in 1996. The decrease was primarily attributable to lower margins resulting from the increase in revenues related to the event services segment which lack rental revenues and therefore have lower margins than the lighting segment and the scenery segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.2 million for 1997, an increase of $7.5 million, or 86%, from $8.7 million in 1996. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of DDE and Bash and the commencement of lighting operations in Atlanta, as well as increased overhead related to the hiring of additional senior executives in connection with the overall growth of the Company.

Non-recurring Compensation Expense. Non-recurring compensation expense, which represents employment incentives paid to the two former shareholders of Bash and a former shareholder of DDE in connection with the signing of employment contracts with the Company, totaled $2.1 million, or 2.8% of revenues for the year ended December 31, 1997.

Operating Profit. Operating profit declined to $2.4 million in 1997, a decrease of $4.2 million, or 63.6%, from $6.6 million in 1996. Operating profit, as a percentage of revenues, declined to 3.2% in 1997 from 13.3% in 1996, primarily attributable to the lower gross profit margin, the non-recurring compensation expense and higher selling, general and administrative expenses as a percentage of revenues for the year.

Interest Expense. Interest expense increased to $4.0 million in 1997 from $1.3 million in 1996. The increase was primarily attributable to interest expense on additional indebtedness incurred to finance the acquisitions of the net assets of DDE, Bash and capital expenditures.

Discontinued Operations. The Company's loss from discontinued operations was $5.3 million for 1997 compared to income from discontinued operations of $1.4 million in 1996.

Extraordinary Item. The Company recorded an extraordinary loss of $0.6 million in 1997 resulting from the write-off of unamortized deferred financing costs related to the replacement of the Company's then existing revolving credit facility with the Credit Facility on July 31, 1997.

Net Income (Loss). The Company had a net loss of $7.8 million for 1997 compared to net income of $6.1 million in 1996. The net loss was primarily due to the losses related to the discontinued operations and the other factors discussed above.

Liquidity and Capital Resources

During the year ended December 31, 1998, the Company's investing activities were financed primarily from bank borrowings under the existing $100 million, five-year, senior secured, reducing revolving credit facility (the "Credit Facility") and excess proceeds related to the December 1997 issuance of 11 1/2% Senior Subordinated Notes due 2008 (the "Offering"). The borrowings under the Credit Facility and the excess cash related to the Offering were used to acquire Pro-Mix, Holdings, Production Arts, CBE, SPL, PLS and Haas ($56.3 million) and to pay for approximately $21.7 million in property and equipment additions. Property and equipment additions were primarily related to the purchase of approximately $9.2 million in lighting, audio and motion control rental equipment, $7.4 million related to the construction of a facility in Las Vegas, $0.8 million in leasehold, building improvements and furniture and fixtures, and an additional $1.2 million related to computer hardware and the implementation of an Oracle information system.

The following table sets forth certain information from the Company's Combined Statements of Cash Flows for the years ended December 31, 1997 and 1998:

                                        For the Year Ended December 31,
                                        --------------------------------
Net cash provided by (used in):           1998                      1997
                                          ----                      ----
    Operating activities           $     4,206                $   (2,971)
    Investing activities               (77,863)                  (40,538)
    Financing activities                52,507                    67,663
                                        ------                    ------
                                   $   (21,150)               $   24,154
                                   ======================================

Sale and Leaseback of Las Vegas Facility

In accordance with an amendment to the Company's Credit Facility, the Company is required to sell its facility ("the facility") in Las Vegas, Nevada. As a result, the Company is in final negotiations on a sale and leaseback agreement with an unrelated party for the facility. Net proceeds on the sale of the facility are anticipated to be approximately $7,400,000 resulting in a loss of approximately $1,822,000, which has been included in the combined statement of operations for the year ended December 31, 1998 as an impairment loss. The sale and leaseback transaction will enable the Company to consolidate four offices and three warehouses into one facility.

The Company believes that cash flows from operations, proceeds from the aforementioned sale and leaseback arrangement, and borrowings available under the Credit Facility will be adequate to meet operating needs and capital spending requirements for the next twelve months. Borrowings under the Credit Facility are subject to the maintenance of certain restrictive financial covenants including a minimum pro forma interest coverage ratio and fixed charge coverage ratio and a maximum leverage ratio.

The Credit Facility begins to reduce by $7.5 million per quarter beginning on March 31, 2000 and then by $10.0 million per quarter beginning March 31, 2002. The Senior Subordinated Notes are not redeemable except in certain circumstances until January 15, 2003. Thereafter, the Notes are subject to redemption at prices decreasing from 105.75 percent to 100 percent of the face amount through 2006.

Effect of Inflation. The impact of inflation on the Company's operations has not been significant in recent years. There can be no assurance, however, that a high rate of inflation in the future will not have an adverse effect on the Company's results of operations and financial condition.

Factors that may affect Future Operating Results

The Company cautions potential investors that the following important factors, among others, could cause actual results to differ materially from those expressed in any forward looking statements. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995.

o Combined indebtedness that is substantial in relation to its members' equity. As of December 31, 1998, the Company has total combined indebtedness of approximately $157.2 million and members' (deficit) of $81,000. For 1998, the current annual debt service requirement for existing indebtedness is approximately $14.0 million.

o Difficulties of providing sufficient cash flow from operations to service indebtedness and to meet other commitments.

o Ability of Company's management, administrative, operational and financial resources to meet the demands of growth, changes in operations, and potential future acquisitions. Any such acquisition will also involve potential risks, including an increase in the Company's indebtedness, the inability to integrate the operations of the acquired business or to consolidate systems, facilities and employees, excessive expenses incurred in connection with the acquisition, diversion of management's attention from other business concerns and potential loss of key employees from the acquired business.

o Risks associated with Stage Command System(R) in the live theater market. As shows close, the Company seeks to replace lost rental revenues with new shows.

o The ability to attract and retain key personnel. The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees, particularly, Jeremiah J. Harris, Chairman of the Board and Chief Executive Officer.

o Competitive products and technological changes that may render the Company's products or technologies uncompetitive or obsolete.

o Uncertainty in collection of accounts receivable due to the project nature of certain parts of its business, as well as the Company's business and industry practices.

o Failure of key suppliers to meet the Company's demand for services and goods, in particular, components of the hardware of its Stage Command System(R). The Company generally purchases these components pursuant to purchase orders and has no guaranteed supply contracts.

o Product liability or personal injury claims which are an inherent business risk in the event that the Company's products and services are alleged to have resulted in injury or other adverse effects.

o Competition for projects and clients from primarily small local or regional firms and several large national firms, some of which may have greater financial, management and marketing resources than the Company.

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

Based on recent assessments, the Company determined that it would be required to modify or replace certain portions of its software and certain hardware so that those systems will properly utilize and recognize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Company's exposure to the Year 2000 Issue can be mitigated so as to avoid materially adverse consequences. However, if such modifications and replacements are not made, or are not completed timely, there is no assurance that the Year 2000 Issue will not have a material adverse impact on the operations of the Company.

Management's Plan. The Company's plan to address the Year 2000 Issue involves the following four steps: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 problem for all divisions and subsidiaries of the Company included in the Company's 1998 financial statements. The completed assessment concluded that several of the Company's legacy financial applications (principally general ledger) needed to be replaced. In addition, the Company has identified a list of hardware and software used throughout the Company requiring replacement. Finally, the Company has queried its 100 most critical vendors and customers that do not share information systems with the Company (external agents) regarding their Year 2000 compliance. To date, the Company has received a 44% response rate and is not yet aware of any external agent with a Year 2000 issue that could reasonably be expected to materially impact the Company's results of operations, liquidity or capital resources. The Company anticipates completing its assessment of external agents during the second quarter of 1999. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The only enterprise system that interfaces directly outside the Company is its outsourced payroll system (ADP). This system has been certified as fully Year 2000 compliant.

The Company is approximately 50% complete in its remediation phase. The key aspect of this phase is replacing the legacy financial applications that are not Year 2000 compliant. In order to have Year 2000 compliant systems and to improve access to business information through common, integrated computing systems across the Company, a fully compliant Enterprise Resource Planner ("ERP") (principally financial applications) was purchased from the Oracle Corporation in 1997. The Company has implemented the ERP in approximately half of the operating divisions and plans to have it implemented in the remaining divisions by the third quarter in 1999. The Company would have implemented the ERP without regard to Year 2000 issues although the Year 2000 issues have accelerated the Company's implementation of its ERP.

The testing phase and implementation phase of the Company's plan runs concurrently with the implementation of the ERP and is similarly 50% complete. The implementation phase also includes the investigation and replacement of non-compliant operational and administrative software applications (e.g., e-mail clients and word processors) and the hardware upgrade or replacement of non-compliant or questionably compliant hardware and software.

Costs. The Company will utilize primarily internal resources to program, replace, test and implement changes for the Year 2000 project. The total cost of the project is anticipated to approximate $4.0 million including the cost of acquiring hardware and software required for the ERP system. Of this amount, approximately $3.0 million has been spent to date. The amount primarily represents the purchase and rollout of the Company's ERP. The remainder will primarily entail software and hardware upgrades and further rollout of the ERP. The Company does not track the portion of these costs attributable to Year 2000 compliance and does not allocate internal costs (primarily personnel costs of ITS personnel) to Year 2000 compliance.

Risks. Although no assurance can be given, Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The majority of the business is centralized or in the process of becoming centralized. Most centralized corporate functions are fully compliant. In the event that the Company does not complete any additional phases, the Company would be required to fully centralize all business functions until that time that full compliance could be reached. The realistic worst case scenario is that the Company fails to centralize its key functions in tandem with a failure to complete the Year 2000 Project. The amount of potential liability lost revenues and failed business processes resulting from the failure of the Company's Year 2000 compliance program cannot be reasonably estimated at this time. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans. The Company has contingency plans for certain critical applications. These contingency plans involve primarily manual work-arounds. The Company plans to evaluate the status of completion more thoroughly in April 1999 and determine the extent of further contingency planning, and formalize that planning already arranged.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with European operations.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flow and to lower its overall borrowing cost.

Foreign Currency Exchange Risk

The Company does not conduct a significant portion of its sales activity in foreign markets. Presently, the Company's primary foreign activities are conducted in the United Kingdom. The Company's reported financial results could be affected, however, by factors such as foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. Since the Company does not have significant foreign operations, the Company does not believe it is necessary to enter into any derivative financial instruments to reduce its exposure to foreign currency exchange risk.

ITEM 8. Financial Statements

The response to this item is submitted in a separate section of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10. Directors; Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth certain information with respect to persons who are members of the Company's Board of Advisors (each an "Advisor"), executive officers of the Company and other significant employees:

Board Members and Executive Officers Name             Age      Positions(s)
-----------------------------------------             ---      ------------
Jeremiah J. Harris                                    44       Chairman and Chief Executive Officer
Bradley G. Miller                                     35       Chief   Operating   and   Financial   Officer  and
                                                               Executive Vice President
Seth L. Klion                                         42       Chief Administrative Officer
Robert A. Manners                                     42       Senior  Vice  President,   Business  Affairs,  and
                                                               General Counsel
James M. Mahoney                                      32       Vice President, Corporate Controller
Joseph W. Bartlett                                    65       Advisor
Joseph P. Harris                                      71       Advisor
Thomas D. Lips                                        54       Advisor
Mark A. Nagle                                         51       Advisor

There are no family relationships between any persons identified above, except that Joseph P. Harris is the father of Jeremiah J. Harris.

Jeremiah J. Harris founded the predecessor of Production Resource Group, L.L.C. in 1984 and has served as the Company's Chairman and Chief Executive Officer since its formation in 1995. Mr. Harris comes from a family with four generations of theatrical experience. Since 1970, he has been involved with production in the live theater market. Mr. Harris developed the original Stage Command System(R) and other related technological advances. Mr.

Harris is a member of the Board of Directors of Stage Technologies (UK) and F&D Scene Changes Ltd. (Calgary, Canada). Mr. Harris is also a director of Beachport Entertainment Corporation, a television production company.

Bradley G. Miller joined the Company in July 1997 as Chief Operating and Financial Officer and Executive Vice President. From July 1988 until June 1997, Mr. Miller was employed at the investment banking firm of Schroders PLC, most recently as a Director in the investment banking department. Mr. Miller received a BA in economics from Franklin and Marshall College in 1985 and an MBA from Columbia University Business School in 1988. He is a director of Palomar Technologies, Inc., a privately held manufacturer of various technology-based industrial products.

Seth L. Klion joined the Company in October 1998 as Chief Administrative Officer. Mr. Klion was formerly Chief Financial Officer of DDS Partners, LLC, a management services company in New York City from March 1997 to October 1998. Prior to his position at DDS, Mr. Klion served as Chief Financial Officer of Collegiate Health Care of Norwalk and President of Collegiate Health Care Canada, Inc. from January 1994 to March 1997. He has held several senior level financial and administrative positions at Goldman Sachs & Company, Merrill Lynch and Bankers Trust Company. Mr. Klion received a Bachelor of Science in Business Management and Accounting from Cornell University and a Masters in Business Administration in Corporate Financial Management from Pace University.

Robert A. Manners joined the Company in August 1997 as Senior Vice President, Business Affairs and General Counsel. From June 1995 to August 1997, Mr. Manners was a partner at Pepe & Hazard LLP in Hartford, Connecticut where he was instrumental in the formation of the Company and worked primarily on its matters. Prior to joining Pepe and Hazard LLP, Mr. Manners was Of Counsel to Gibson, Dunn & Crutcher in New York City for seven years. Mr. Manners received a BA from the University of Pennsylvania, a JD from Columbia University Law School and an LLM (in Taxation) from New York University School of Law.

James M. Mahoney joined the Company in March 1997 as the Corporate Controller. From November 1992 until March 1997 Mr. Mahoney was employed at Ernst & Young LLP, most recently as an Audit Manager. Prior to that, Mr. Mahoney was a Senior Accountant with Pannell Kerr Forster CPA's from 1990-1992. Mr. Mahoney received a BBA in accounting from Siena College in 1988 and is a Certified Public Accountant.

Joseph W. Bartlett has been a partner in the law firm of Morrison & Foerster LLP since March 1996. From July 1991 until March 1996 he was a partner in the law firm of Mayer, Brown & Platt. Mr. Bartlett has also been an Undersecretary of the U.S. Department of Commerce and a law clerk to Chief Justice Earl Warren. Mr. Bartlett is a member of the Council on Foreign Relations and is currently a director of Cyrk, Inc., which designs, manufactures and distributes products for promotional programs and Semele Group, Inc., which invests in real property and other assets. Mr. Bartlett received a BA from Harvard University and an LLB from Stanford Law School.

Joseph P. Harris is a producer of Broadway shows. For more than forty years, Joseph P. Harris has been associated with more than 200 Broadway productions. He has been general manager for many dramatic and musical productions. He has co-produced many shows including Chicago, On the Twentieth Century and The 1940s Radio Hour, and received Tony(R) Awards as co-producer of Bob Fosse's revival production of Sweet Charity, Dancing at Lughnasa and An Inspector Calls. He also co-produced the 1993 Tony(R) Award nominee for Best Play, Someone Who'll Watch Over Me. Joseph P. Harris most recently co-produced Translations.

Thomas D. Lips has been a Senior Vice President--Investments of PaineWebber, Inc. (and Kidder, Peabody & Co., prior to its acquisition by PaineWebber, Inc.) in Hartford, Connecticut since 1990. Mr. Lips received a BA from Dartmouth College in Liberal Arts and a JD from Harvard Law School.

Mark A. Nagle has served as President & Chairman of the Board of Czarnowski Display Service, Inc. since 1978. Czarnowski is a leading designer, builder, and service provider to the trade show and convention industry worldwide. Mr. Nagle has over 25 years of experience in the industry and as such, has served on the Board of Directors of the Exhibit Designers and Producers Association for the last 14 years, serving one of these years as the Board's President. He has a B.A. in Industrial Design from the University of Cincinnati.

ITEM 11. Executive Compensation.

The Company does not currently provide cash compensation to Advisors for services provided in such capacity. However, the Company has granted Capital Appreciation Units to each of its Advisors. The following summary compensation table includes individual compensation information for the Company's Chief Executive Officer and to the Company's four most highly compensated officers other than the Chief Executive Officer whose total annual salaries and bonuses exceeded $100,000 for services rendered in all capacities to the Company for the periods indicated.

Executive Compensation

                                                                             Annual Compensation
                                                         -------------------------------------------------------------
Name                     Principal Position                   Year              Salary($)               Bonus($)
----                     ------------------                   ----              ---------               --------
Jeremiah J. Harris       Chairman  and  Chief  Executive
                         Officer                              1998                  $ 350,000                      --
                                                              1997                  $ 350,000                      --
                                                              1996                  $ 350,000               $ 150,000
Bradley G. Miller        Chief  Operating and Financial
                         Officer                              1998                   $175,000                      --
                                                              1997                   $ 84,918               $ 150,000
Robert A. Manners        Senior     Vice      President,
                         Business  Affairs  and  General
                         Counsel                              1998                   $175,000                      --
James M. Mahoney         Vice    President,    Corporate
                         Controller                           1998                   $108,000                      --


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Unitholders. The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of the Company's membership interests by (i) all persons known by the Company to be the beneficial owner of more than five percent of the Company's membership interests, (ii) all Advisors, (iii) all executive officers named in the table under "Compensation of Executive Officers" and (iv) all executive officers and advisors as a group. Unless otherwise indicated in the footnotes, all holders have sole dispositive power with respect to the membership interests shown as beneficially owned by such holder.

                                                 Capital                      Percentage
                                   Regular       Appreciation    Preferred    of    Total      Voting
Name of Beneficial Owner          Units (1)      Units (2)       Units (3)    Units (4)        Power
-----------------------------    -------------------------------------------------------------------------
Harris  Production  Services,         5,000,200                                81.7%             96.2%
Inc. (5)
Jeremiah J. Harris (6)                5,000,200                                81.7%             96.2%
Bradley G. Miller (7)                                  452,000                 7.4%                 0%
Robert Manners  (8)                                    113,000                 1.8%                 0%
Joseph W. Bartlett (9)                                  10,000                 0.2%                 0%
Thomas D. Lips (10)                                      3,000                    *                 0%
Joseph P. Harris (10)                                    3,000                    *                 0%
Mark A. Nagle (10)                                       3,000
All  Executive  Officers  and
Advisors as a group                   5,000,200        694,000                 93.0%             96.2%

* Less than .1%

(1) Regular Units are the only Units entitling the holder to vote in the Company's business and affairs. Each holder of Regular Units has sole voting power with respect to such units.

(2) Capital Appreciation Units entitle their holder to an annual return of $0.05 per Unit and upon a sale of the Company, an initial public offering or a similar event, share in the appreciation of the Company above a specified equity value (the "Threshold Value").

(3) Preferred Units entitle the holder to share in distributions and appreciation with the Regular Units and have a liquidation preference equal to the amount paid for such Units ($2,250,000 in the aggregate).

(4) Percentage of Total Units represents the fraction of units held by such beneficial owner divided by the sum of Regular Units, Capital Appreciation Units, Convertible Preferred Units and Preferred Units outstanding.

(5) Mr. Jeremiah J. Harris, chief executive officer of the Company, owns 100% of the voting stock of Harris Production Services, Inc. ("HPS") which owns 96.2% of the voting interests in the Company. The address of Harris Production Services, Inc. and Jeremiah J. Harris is 539 Temple Hill Road, New Windsor, New York 12553. Mr. Harris owns 38% of the economic interests in HPS and the balance of the economic interests are owned 19% by each of Messrs. Gallo, Sears and Wolf and 5% by Mr. Baxley.

(6) Includes 5,000,200 Regular Units owned by Harris Production Services, Inc. Mr. Jeremiah J. Harris owns 100% of the voting stock of Harris Production Services, Inc. See note (5) above.

(7) Mr. Miller has been issued four tranches of Units, each consisting of 113,000 units with Threshold Values, subject to adjustment, of $55 million, $70 million and $85 million and $95 million, respectively. One-sixth of each tranche was vested at the time of grant with an additional one-sixth of each tranche vesting on the first through fifth anniversaries of Mr. Miller's employment with the Company.

(8) Mr. Manners has been issued 113,000 Capital Appreciation Units in the Company with a Threshold Value of $55 million, 20% of which were vested at the time of grant and the balance of which vest 20% on the first, second and third anniversaries of Mr. Manners' employment with the Company. The final 20% of Mr. Manners' units will vest on the fourth anniversary of Mr. Manners' employment subject to certain provisions.

(9) Mr. Bartlett has been issued Capital Appreciation Units with a $55 million Threshold Value. Three-quarters of such units were vested at the time of grant and the final one-quarter will vest on the first anniversary of the date of grant.

(10) Mr. Lips, Mr. Joseph P. Harris and Mr. Mark A. Nagle have been issued Capital Appreciation Units with a $55 million Threshold Value, one-half of such units were vested at the time of grant and one-quarter will vest on each of the first and second anniversaries of the date of grant.

ITEM 13. Certain Relationships and Related Transactions

In 1998, the Company had revenues of approximately $3.2 million, from an affiliated advertising and production management company for industrial shows. Members of the Company (Messrs. Harris, Baxley, Gallo, Sears and Wolf own 19%, 2.5%, 9.5%, 9.5%, and 9.5%, respectively) own a majority of the stock of this company. In addition, the Company receives management fees for administrative services from this affiliated company for which it was paid $60,000 in 1998.

In February 1999, the Company made loans to Mr. Harris that amounted to $588,000. Such amounts are to be repaid before February 7, 2002 and accrue interest at 4.52% per annum.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) 1. Financial Statements

The financial statements filed as part of this report are listed on the Index to Combined Financial Statements on page F-1.

     2.   Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report.

     3.   Exhibits

ITEM 14(A)2. Financial Data Schedule

                          Annual Report on Form 10-K

                 Item 8, Item 14(a)(1) and (2) and Item 14(d)

                 Financial Statements and Supplementary Data

                         List of Financial Statements

                         Year ended December 31, 1998

                      Production Resource Group, L.L.C.

                              New York, New York

Item 8, Item 14(a)(1) and (2). Financial Statements and Supplementary Data

                        Production Resource Group, L.L.C.

                    Index to Combined Financial Statements
                       and Financial Statement Schedule


Production Resource Group, L.L.C.

Report of Independent Auditors..........................................   F-2

Combined Balance Sheets as of December 31, 1998 and 1997................   F-3

Combined Statements of Operations for the
   years ended December 31, 1998, 1997 and 1996.........................   F-4

Combined Statements of Members' Equity (Deficit) for the
   years ended December 31, 1998, 1997 and 1996.........................   F-5

Combined Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996.....................................   F-6

Notes to Combined Financial Statements..................................   F-7

Financial Statement Schedule
----------------------------

Valuation and Qualifying Accounts - Schedule II.........................  F-34

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Members
Production Resource Group, L.L.C.

We have audited the accompanying combined balance sheets of Production Resource Group, L.L.C. (the "Company") as of December 31, 1998 and 1997, and the related combined statements of operations, members' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Production Resource Group, L.L.C. as of December 31, 1998 and 1997, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
March 17, 1999

                        Production Resource Group, L.L.C.

                             Combined Balance Sheets

                                 (In thousands)

                                                                                       December 31,
                                                                                    1998           1997
                                                                                -------------- --------------
Assets
Current assets:
   Cash and cash equivalents                                                    $    6,014       $  27,164
   Accounts receivable, net of allowance of $2,570 in 1998
     and $2,572 in 1997                                                             35,415          23,783
   Inventories                                                                      10,755           4,425
   Other current assets                                                              7,718           1,286
                                                                               --------------- --------------
Total current assets                                                                59,902          56,658

Property and equipment--net                                                         82,096          49,236
Goodwill--net of accumulated amortization of $2,031 in 1998
   and $540 in 1997                                                                 46,116          15,341
Other assets                                                                         7,992           7,017
                                                                               --------------- --------------
                                                                                $  196,106       $ 128,252
                                                                               =============== ==============

Liabilities and members' equity (deficit)
Current liabilities:
   Current portion of long-term debt                                            $    8,046       $     822
   Accounts payable                                                                 16,725          15,809
   Payroll and sales taxes payable                                                   3,164             918
   Income taxes payable                                                              1,659              -
   Deferred revenue                                                                  4,797           2,119
   Other current liabilities (includes accrued interest of $5,366 in 1998
     and $278 in 1997)                                                              12,368           1,758
                                                                               --------------- --------------
Total current liabilities                                                           46,759          21,426

Long-term debt:
   Senior Subordinated Notes                                                       100,000         100,000
   Credit facilities                                                                45,638              -
   Other long-term debt                                                              3,557           3,743
                                                                               --------------- --------------
Total long-term debt                                                               149,195         103,743


Minority interest                                                                      233              -

Commitments

 Total members' equity (deficit) (includes accumulated other comprehensive
   loss of  $13 in 1998)                                                               (81)          3,083
                                                                               --------------- --------------
                                                                                $  196,106     $   128,252
                                                                               =============== ==============



See accompanying notes.

                        Production Resource Group, L.L.C.

                        Combined Statements of Operations

                                 (In thousands)

                                                                              Year ended December 31,
                                                                   1998                 1997                  1996
                                                           --------------------- -------------------- -------------------

Revenues                                                     $   174,603           $    75,180          $    49,434
Direct costs:
   Direct production costs                                       107,857                46,131               29,565
   Depreciation expense                                           11,257                 6,181                3,920
                                                           --------------------- -------------------- --------------------
                                                                 119,114                52,312               33,485
                                                           --------------------- -------------------- --------------------
Gross profit                                                      55,489                22,868               15,949

Selling, general and administrative expenses                      37,393                16,185                8,676
Other depreciation and amortization                                4,005                 2,182                  715
Nonrecurring compensation expense                                      -                 2,125                    -
                                                           --------------------- -------------------- --------------------
Operating profit                                                  14,091                 2,376                6,558
Loss on impairment of assets                                       1,822                     -                  495
Interest expense                                                  14,769                 3,956                1,292
Interest (income)                                                   (674)                 (117)                (128)
                                                           --------------------- -------------------- --------------------
Income (loss) from continuing operations before income
   taxes and extraordinary item                                   (1,826)               (1,463)               4,899
Provision for income taxes                                         1,712                   392                  206
                                                           --------------------- -------------------- --------------------
Income (loss) from continuing operations                          (3,538)               (1,855)               4,693
Discontinued operations (Note 8):
   Income (loss) from operations of discontinued Themed
     Attraction Permanent Installation business
                                                                  (2,357)               (5,302)               1,407
                                                           --------------------- -------------------- --------------------
Income (loss) before extraordinary item                           (5,895)               (7,157)               6,100
Extraordinary item                                                     -                  (614)                   -
Minority interest                                                    (72)                    -                    -
                                                           --------------------- -------------------- --------------------
Net income (loss)                                               $ (5,967)             $ (7,771)             $ 6,100
                                                           ===================== ==================== ====================



See accompanying notes.

                        Production Resource Group, L.L.C.
                Combined Statements of Members' Equity (Deficit)
              For the Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                             Accumulated               Total
                                                                                Other               Members'
                                                          Deferred          Comprehensive             Equity
                                  Members' Equity       Compensation            Loss                (Deficit)
                                 --------------------------------------------------------------------------------

Balance, December 31, 1995               $ 11,908      $            -         $          -           $  11,908

   Net income, 1996                         6,100                   -                    -               6,100

   Distributions                           (3,610)                  -                    -              (3,610)

   Issuance of Restricted units               258                (258)                   -                   -
                                 -----------------    -----------------    -----------------    -----------------
Balance, December 31, 1996                 14,656                (258)                                  14,398

   Net loss, 1997                          (7,771)                  -                    -              (7,771)

   Distributions                           (3,596)                  -                    -              (3,596)

   Amortization of deferred
     compensation                              -                   52                    -                  52
                                 ----------------     ---------------      ---------------      --------------
Balance, December 31, 1997                  3,289                (206)                   -               3,083
   Comprehensive loss:
     Net loss, 1998                        (5,967)                  -                                   (5,967)
     Other Comprehensive loss--
      foreign currency
      translation adjustment,
      1998                                     -                    -                  (13)                (13)
                                                                                                --------------
   Comprehensive loss                                                                                   (5,980)
     Amortization of deferred
       compensation                            -                   52                    -                  52

   Contributions                            1,019                   -                    -               1,019

   Preferred units issued in
     connection with
     acquisitions (Note 2)                  1,745                   -                    -               1,745
                                 ----------------     ---------------      ---------------      --------------
Balance, December 31, 1998                $    86             $  (154)            $    (13)           $    (81)
                                 =================    =================    =================    =================


See accompanying notes.

                        Production Resource Group, L.L.C.
                        Combined Statements of Cash Flows
                                 (In thousands)

                                                                                Year ended December 31,
                                                                            1998          1997          1996
                                                                        ------------- ------------- -------------
Operating activities
Net income (loss)                                                        $  (5,967)     $ (7,771)       $6,100
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Extraordinary item                                                          -           614             -
     Depreciation                                                           13,104         7,419         4,459
     Amortization of goodwill and other                                      2,157           787           114
     Amortization of debt-related costs                                        712           157            62
     Provision for doubtful accounts                                         2,116         2,512           311
     Gain on sale of property and equipment                                 (2,843)       (1,645)         (239)
     Loss on impairment of assets                                            1,822             -           495
     Changes in operating assets and liabilities:
       Accounts receivable                                                   2,385       (11,979)       (6,644)
       Inventories                                                            (349)           22        (1,864)
       Other current assets                                                 (4,729)         (460)         (548)
       Accounts payable                                                    (15,631)        7,837           670
       Payroll and sales taxes payable                                         597          (254)          854
       Income taxes payable                                                    184             -             -
       Deferred revenue                                                        800        (1,760)        2,465
       Other current liabilities                                             9,848         1,550           (51)
                                                                        ------------- ------------- -------------
Net cash provided by (used in) operating activities                          4,206        (2,971)        6,184
                                                                        ------------- ------------- -------------

Investing activities
Acquisition of net assets of Vanco Lighting Services Inc., net of                -             -          (274)
   cash acquired
Acquisition of net assets of Cinema Services of Las Vegas, Inc.                  -             -        (1,800)
Acquisition of net assets of Design Dynamics, Inc., net of cash                  -        (3,980)            -
   acquired
Acquisition of net assets of Bash Theatrical Lighting, Inc.                      -       (20,000)            -
Acquisition of net assets of  Pro-Mix, Inc., net of cash acquired           (6,328)            -             -
Acquisition of net assets of  Production Arts Lighting Inc.                (13,603)            -             -
Acquisition of Light and Sound Design Holdings Limited, net of cash        (15,966)            -             -
   acquired
Acquisition of net assets of  CBE Exhibits & Events, Incorporated,
   net of cash acquired                                                     (2,378)            -             -
Acquisition of  Signal Perfection, Ltd.,  net of cash acquired              (6,595)            -             -
Acquisition of  Production Lighting Systems, Inc.,  net of cash             (5,359)            -             -
   acquired
Acquisition of Haas Multiples Environmental Marketing & Design,
   Inc.,   net of cash acquired                                             (6,035)            -             -
Purchases of property and equipment                                        (21,728)      (18,151)      (17,456)
Proceeds from sale of rental equipment                                       4,383         2,453           419
Additions to software development costs                                       (717)            -          (586)
Organizational costs incurred                                                    -             -          (536)
Other assets                                                                (3,537)         (860)          (69)
                                                                        ------------- ------------- -------------
Net cash used in investing activities                                      (77,863)      (40,538)      (20,302)
                                                                        ------------- ------------- -------------

Financing activities
Proceeds from long-term debt                                                53,038       178,400        35,400
Additions to deferred financing costs                                         (122)       (2,110)         (446)
Additions to bond offering costs                                              (376)       (3,752)            -
Repayments of long-term debt                                                (1,104)     (101,331)      (16,246)
Contributions from (distributions to) members                                1,071        (3,544)       (3,610)
                                                                        ------------- ------------- -------------
Net cash  provided by financing activities                                  52,507        67,663        15,098
                                                                        ------------- ------------- -------------

Net (decrease) increase in cash and cash equivalents                       (21,150)       24,154           980
Cash and cash equivalents--beginning of year                                27,164         3,010         2,030
                                                                        ============= ============= =============
Cash and cash equivalents--end of year                                   $   6,014    $   27,164    $    3,010
                                                                        ============= ============= =============



See accompanying notes.

                        Production Resource Group, L.L.C.

                     Notes to Combined Financial Statements

1.  Organization and Basis of Combination

Production Resource Group, L.L.C. (the "Company" or "PRG") was formed as a Delaware limited liability company in August 1995 and began operations on July 25, 1996, when the accounts of the following entities under common control were transferred to the Company in exchange for membership units in the Company:
Harris Production Services, Inc. ("HPS"), ECTS, A Scenic Technology Company, Inc. ("ECTS"), Showpay, Inc. ("Showpay"), Theatre Techniques Associates, Inc. ("TTA"), ECTS Contracting of Las Vegas, Inc. ("STLV") and Scenic Properties, LLC ("SPLLC"). The exchange was accounted for in a manner similar to a pooling of interests. In December 1997, STLV, ECTS and TTA were merged into HPS and the units issued to Showpay were transferred to HPS.

The accompanying combined financial statements include the accounts of the Company and its subsidiaries, seven of which are wholly-owned, one of which the Company owns 99% of the outstanding membership interests, and another one of which the Company owns approximately 97.5% of the outstanding shares. Intercompany transactions and balances among all of the related entities have been eliminated in combination.

The Company is an integrator, fabricator and supplier of a broad range of products and services for the live entertainment (theatre, concert touring and special events), corporate events (trade and industrial shows) themed entertainment (gaming, theme parks) and retail marketing environments. The Company operates through four segments: lighting, audio, scenery and event services. The Company's themed attraction permanent installation ("Themed Attraction") segment was discontinued in early 1998 and, accordingly, the combined statements of operations for the years ended December 31, 1998, 1997 and 1996 reflect the Themed Attraction segment as a discontinued operation (see
Note 8). The Themed Attraction segment was presented as a discontinued operation in the Company's prior year financial statements.

The lighting segment provides automated lighting systems and related products for sale and rental. The scenery segment fabricates scenery for sale and provides automated motion and show control equipment for rental. The Company's event services segment provides a variety of services for corporate clients, including unique exhibit fabrication and production management for trade shows and events. The audio segment provides audio products for sale and rental.

Members of the Company are not personally liable for any indebtedness, liability or obligation of the Company. In accordance with the Company's operating agreement, the Company will terminate in 2094.

                        Production Resource Group, L.L.C.

2.  Acquisitions

On January 18, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Vanco Lighting Services, Inc. ("Vanco"), a provider of theatrical lighting systems and related products for the rental and retail marketplace. The purchase price of the acquisition was $1,000,000, which was satisfied through the payment of $300,000 in cash and the issuance of an adjustable $700,000 ten-year promissory note. Such note was subsequently adjusted to approximately $468,000 to reflect certain adjustments arising from the finalization of the purchase price for Vanco (see Note 7).

On February 8, 1996, the Company acquired substantially all of the assets, excluding cash and accounts receivable, and assumed certain liabilities of Cinema Services of Las Vegas, Inc. ("Cinema"), a provider of theatrical lighting systems and related products for the rental and retail marketplace. The purchase price of the acquisition was $1,800,000 in cash plus contingent payments not to exceed $500,000. The Company is required to make annual payments equal to 20% of the net profits of Cinema, as defined, for each calendar year through 2000, payable within 30 days of the determination of such profit up to a cumulative maximum payment of $500,000. The Company recorded goodwill of approximately $900,000 related to the Cinema acquisition. As of December 31, 1998, a contingent payment approximating $38,000 has been made to the former owner of Cinema and has been reflected as an increase to goodwill. The Company will record any future contingent payments as an addition to goodwill and will amortize such additional amounts over the remaining life of the goodwill originally recorded.

On June 6, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Design Dynamics, Inc. ("Design Dynamics") for $3,985,000 in cash. Design Dynamics specializes in fabricating trade show exhibits and operates as part of the Company's event services group. The Company recorded goodwill of approximately $3,134,000 related to the Design Dynamics acquisition. A former shareholder of Design Dynamics entered into an employment agreement with the Company (see Note 13).

On August 15, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Bash Theatrical Lighting, Inc. and four affiliated companies (collectively "Bash"), a supplier of theatrical lighting systems and related products for the rental and retail marketplace. Bash operates as part of the Company's lighting group. The purchase price of the acquisition was $20,000,000. The Company recorded goodwill of approximately $11,214,000 related to the Bash acquisition. The former shareholders of Bash have entered into employment agreements with the Company (see Note 13).

On January 2, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Pro-Mix, Inc., ("Pro-Mix"), a provider of sound equipment and acoustical and sound design consulting services primarily to the live theatre market. Pro-Mix will continue its business and operations as part of the Company's audio group. The purchase price was approximately $7,800,000 plus a $1,500,000 contingent payment (the

                        Production Resource Group, L.L.C.

"contingent payment"), based upon performance goals. The $1,500,000 related to the contingent payment was held in escrow during 1998 and was released to the former shareholders of Pro-Mix in December 1998, as the stipulated performance goals were attained. The purchase price also includes $939,000, representing the approximate fair value of 79,179 of the Company's Preferred Units (with a liquidation preference of $1,500,000) issued in connection with the Pro-Mix acquisition. The Company recorded goodwill of approximately $2,425,000 related to the acquisition.

 On June 19, 1998, the Company acquired all of the Cumulative Participating Preferred Ordinary Shares and Cumulative Redeemable Preference Shares and approximately 95% of the Ordinary Shares of Light and Sound Design Holdings Limited ("Holdings"), a United Kingdom ("UK") company, pursuant to a Share Purchase Agreement dated June 19, 1998 among the shareholders of Holdings and the Company. Pursuant to the Share Purchase Agreement, in exchange for the aforementioned Holdings stock, the Company paid approximately $14,517,000 in cash to the shareholders of Holdings. On December 3, 1998, the Company acquired an additional 2.5% of the Ordinary Shares of Holdings from the minority shareholder for $1,451,614.

Holdings has two wholly-owned operating subsidiaries, Light & Sound Design Limited ("LSDL"), a UK company, which is based in Birmingham, England with an office in London, England and operates exclusively in Europe, and Light & Sound Design, Inc., a California corporation, which is based in Los Angeles, California and Nashville, Tennessee and operates in the North American market. Light & Sound Design Limited and Light & Sound Design, Inc. each provide rentals of lighting and other equipment for use in the concert touring and industrial markets. Light & Sound Design Limited and Light & Sound Design, Inc. will each continue their business and operations as subsidiaries of Holdings, which is a subsidiary of the Company, as part of the lighting group. The Company recorded goodwill of approximately $8,275,000 relating to the acquisition of Holdings.

On June 30, 1998, the Company acquired substantially all of the assets subject to substantially all of the operating liabilities, of Production Arts Lighting Inc., a New York corporation, Production Arts Europe, Inc., a Delaware corporation and Production Arts West, Inc., a California corporation (collectively "Production Arts)." Production Arts was based in Moonachie, New Jersey with offices in New York, Los Angeles and London, England, and provides sales and rentals of lighting and other equipment for use in the permanent installation, theatrical and industrial markets. The acquired assets of Production Arts operate as part of the Company's lighting group. In exchange for the assets of the three companies constituting Production Arts, the Company paid $13,700,000 in cash to Production Arts and recorded goodwill of approximately $4,331,000 relating to the transaction.

On July 31, 1998, the Company acquired substantially all of the assets subject to substantially all of the operating liabilities, of CBE Exhibits & Events, Incorporated ("CBE"), a Texas corporation. CBE is based in Houston, Texas and provides support services including logistic support, booth and exhibit construction and storage to exhibitors at trade shows and other major events. The acquired assets of CBE will operate as part of the Company's event services group. Pursuant to the acquisition agreement, in exchange for the assets of CBE, the

                        Production Resource Group, L.L.C.

Company paid $3,000,000 in cash to CBE and agreed to make additional payments of up to $7,000,000 subject to the satisfaction of performance targets. A performance target established in the acquisition agreement was attained by CBE. Accordingly, the Company has accrued the additional payment of $2,000,000 required to be made in April 1999 to the former shareholder of CBE. The Company recorded approximately $3,102,000 in goodwill related to the CBE acquisition. The Company will record any future payments as an addition to goodwill and will amortize such additional amounts over the remaining life of the goodwill originally recorded.

On August 13, 1998, the Company acquired all of the shares of the outstanding common stock of Signal Perfection, Ltd., a Maryland Corporation, ("SPL"). SPL is based in Columbia, Maryland and Las Vegas, Nevada and provides specialized audio, video and show control design, fabrication and installation and related products. SPL will continue its business and operations as part of the Company's audio group. In exchange for the aforementioned SPL stock, the Company paid approximately $6,700,000 in cash to the shareholders of SPL and agreed to make additional payments of up to $7,100,000 subject to the satisfaction of performance targets. The purchase price also included $806,000, representing the approximate fair value of 52,721 of the Company's Preferred Units (with a liquidation preference of $1,230,000) issued to the shareholders of SPL. The Company recorded approximately $4,828,000 in goodwill related to the SPL acquisition. The Company will record any future payments as an addition to goodwill and will amortize such additional amounts over the remaining life of the goodwill originally recorded.

On October 23, 1998, the Company acquired all of the outstanding common stock of Production Lighting Systems, Inc. ("PLS") a California corporation for approximately $6,750,000 in cash. PLS which is based in Glendale, California provides sales and rentals of lighting equipment principally to the television industry. PLS will continue to operate as part of the Company's lighting group. The Company recorded goodwill of approximately $4,088,000 related to this transaction.

On November 30, 1998, the Company acquired all of the outstanding common stock of Haas Multiples Environmental Marketing & Design, Inc. ("Haas"), a Minnesota corporation, for approximately $7,000,000 in cash. Haas, which is based in Minneapolis, Minnesota specializes in the design and fabrication of trade show and retail exhibits. Haas will continue its business and operations as part of the Company's event services group. The Company recorded goodwill of approximately $4,742,000 related to the Haas acquisition.

The aforementioned acquisitions were accounted for under the purchase method. Accordingly, results relating to the acquired operations are included in the Company's combined results of operations from their respective dates of acquisition. The Company financed the majority of these acquisitions through its Credit Facility (see Note 7).

The pro forma unaudited combined results of operations for the years ended December 31, 1998 and 1997 assuming consummation of the above-mentioned acquisitions as of the beginning of the respective year, is as follows:

                        Production Resource Group, L.L.C.

                                                  Year ended December 31,
   (In thousands)                                  1998            1997
                                                 ------------------------

   Total revenue from continuing operations       $245,331         $211,374
   Income from continuing operations                 2,300            5,094
   Net (loss) income                                  (129)           1,650


3.  Summary of Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 1998 and 1997, substantially all of the Company's cash and cash equivalents were held in one financial institution.

Supplementary Cash Flow Information

Interest paid amounted to approximately $8,532,000, $3,859,000 and $1,095,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Taxes paid amounted to approximately $1,051,000, $391,000 and $330,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Inventories

Raw materials and work-in-process inventories are stated at the lower of cost or market. Raw materials consist of steel, aluminum, wood and electronic automation parts. Work-in-process includes direct materials, direct labor and a ratable share of manufacturing overhead on partially completed items principally related to scenery and retail environment fabrication. Cost is determined by the specific identification method. Also included in inventories are certain lighting products. Cost for such inventory is determined using the average cost method, which approximates the first-in, first-out method.

                        Production Resource Group, L.L.C.

 Inventories consist of the following:

                                                      December 31,
(In thousands)                                    1998           1997
                                             ------------------------------

Raw materials                                $     1,382    $     1,603
Work-in-process                                    3,452            412
Lighting products                                  5,921          2,410
                                             ------------------------------
                                              $   10,755    $     4,425
                                             ==============================


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to 39 years. Rental equipment, which includes lighting and audio equipment, as well as show and motion control systems, is included in property and equipment and is being depreciated by the straight-line method over periods ranging from five to seven years.

Goodwill

Goodwill represents the excess of the cost of assets acquired over the fair market value of assets received and is being amortized using the straight-line method over periods ranging from 15 to 25 years.

Intangible Assets

Intangible assets, which include organization, deferred financing and bond offering costs, are stated at cost and are being amortized using the straight-line method over (i) five years for organization costs and (ii) over the term of the related debt for deferred financing and bond offering costs (see
Note 6).

In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The unamortized balance of organization costs ($263,000 at December 31, 1998) will be written off as a cumulative effect of an accounting change as of January 1, 1999.

Software Development Costs

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," all software development costs are charged to expense as incurred until technological feasibility has been established for the product. Software development costs incurred after technological feasibility has been established have been capitalized and included in other assets (see Note 6). Such costs are amortized, commencing with product use, using the straight-line method over three years.

                        Production Resource Group, L.L.C.

In March 1998, the AICPA issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use", which requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company adopted SOP 98-1 in 1998, as costs related to the development of internal-use software were incurred.

Income Taxes

Since July 25, 1996, the Company has operated as a limited liability company and, therefore, is not subject to federal, state and local income taxes. Income taxes are payable by the individual members of the Company based on their respective shares of the Company's income and, accordingly, have not been reflected in the accompanying combined financial statements.

For the period from January 1, 1996 through July 24, 1996, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code for federal income tax purposes.

The provision for income taxes for the year ended December 31, 1998 includes federal and state tax provisions related to various corporations acquired by the Company during 1998 (see Note 12). Additionally, the provision for 1998 includes foreign (UK) taxes related to Holdings. Corporation tax payable for these acquired subsidiaries is provided on taxable income at the current rates. Deferred income taxes are computed using the liability method pursuant to which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as other comprehensive income (loss), which is included in members' equity (deficit). The effect on the combined statements of operations of transaction gains and losses is insignificant for all years presented.

Revenue Recognition and Deferred Revenue

Revenues consist of sales and rentals of the Company's products and services. Sales of products (primarily scenery for live entertainment and fabricated exhibits for events) and services to clients (primarily production

                        Production Resource Group, L.L.C.

management services) for the events and live entertainment markets are generally recognized upon delivery or when services are performed. All rental revenues (principally on lighting and audio products and show and motion control systems) are recognized ratably over the lives of the applicable rental agreements. Rental revenues amounted to approximately $60,686,000, $26,470,000 and $21,579,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Revenues related to the installations of lighting and audio systems are recognized generally based on the percentage of total costs incurred to date to total estimated costs. Management reviews estimated total project costs on individual projects and makes adjustments accordingly. Losses expected to be incurred on projects in progress are charged to income as soon as such losses are known. Amounts received in advance on sales, which exceeded revenue recognized to date, are recorded as deferred revenue and recognized when earned. Amounts reflected as revenue which exceeded billings to date are included in accounts receivable and amounted to approximately $3,230,000 and $390,000 at December 31, 1998 and 1997, respectively. In addition, projects in the discontinued Themed Attraction segment also followed this accounting policy for revenue recognition.

Unit-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") prescribes accounting and reporting standards for all stock-based compensation. SFAS 123 requires compensation expense to be recorded (i) using the fair value method or
(ii) using accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), with pro forma disclosure of what net income would have been had the Company adopted the fair value method. The Company accounts for its unit-based compensation in accordance with the provisions of APB 25.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes of circumstances indicate that the related carrying amounts may not be recoverable, such as a change in expected future undiscounted cash flows. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount over its fair value as determined by selling prices for similar assets or

                        Production Resource Group, L.L.C.

application of other appropriate valuation techniques. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less disposal costs.

Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company's financial instruments consist of cash and cash equivalents, long-term debt, and an interest rate swap agreement (in 1996). Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Comprehensive Income

During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements.

4.  Reportable Segments

In 1997, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement requires certain descriptive information to be provided about an enterprise's reportable segments. This information includes the factors that management uses to identify the reportable segments of the Company, the types of products and services from which each reportable segment derives its revenues, and how management measures segment profit or loss and assets.

The Company's continuing operations include four reportable segments: the Lighting Group, the Scenery Group, the Event Services Group, and the Audio Group. The Company's Lighting Group has five primary operating units that provide lighting equipment and systems to a highly diversified client base. The Company's Scenery Group consists of two operating units that fabricate scenery and rent automation equipment that controls the motion of such scenery. Sales of this division are primarily to live theatrical concerns. The Company's Event Services Group provides a variety of services primarily for corporate clients, including unique exhibit fabrication and production management for trade shows and events. During 1998, with the acquisition of Pro-Mix and SPL, the Company established the Audio Group. Also during 1998, the Company discontinued its Themed Attraction business. This segment had one primary operating unit which designed, built and installed on a turn-key basis themed attractions primarily for amusement parks and casinos (see Note 8).

                        Production Resource Group, L.L.C.

The Company evaluates performance and allocates resources based on the reportable segments' profit or loss from operations before interest, income taxes, depreciation and amortization. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 3). Intersegment sales and transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment sales or transfers.

The Company's reportable segments are distinct business units that offer different products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The customers of the Company's reportable segments are located primarily in the United States (less than 5% of the Company's current customers are located in Europe).


                                                        Year ended or as of December 31, 1998
                                         ---------------------------------------------------------------------
   (In thousands)

                                                      Event
                                         Audio        Services          Scenery      Lighting       Total
                                         ---------------------------------------------------------------------
   Revenues from external customers          $22,365       $28,469       $37,076       $86,693     $174,603
   Intersegment revenues                          64         1,965         1,391         3,660        7,080
   Segment profit                              6,710         3,717        10,790         18,249      39,466
   Segment assets                              9,185        19,367        18,872         51,651      99,075
   Expenditures for long-lived assets          3,517           664         1,344          8,949      14,474



                                                          Year ended or as of December 31, 1997
                                              --------------------------------------------------------------

   (In thousands)

                                                   Event
                                                 Services         Scenery        Lighting         Total
                                              --------------------------------------------------------------
   Revenues from external customers              $ 23,759        $ 20,382       $ 31,039         $ 75,180
   Intersegment revenues                                -           7,675          2,319            9,994
   Segment profit                                   2,762          10,063          6,828           19,653
   Segment assets                                   7,988          19,929         33,515           61,432
   Expenditures for long-lived assets               1,726           3,570          7,390           12,686


                        Production Resource Group, L.L.C.

                                                        Year ended or as of December 31, 1996
                                             -------------------------------------------------------------

(In thousands)                                   Event
                                               Services        Scenery         Lighting        Total
                                             -------------------------------------------------------------
Revenues from external customers                $ 13,586      $ 21,242        $ 14,606        $ 49,434
Intersegment revenues                                  -           544           1,293           1,837
Segment profit                                       839        11,744           2,434          15,017
Segment assets                                     9,369        21,250          11,639          42,258
Expenditures for long-lived assets                     -         4,534           6,702          11,236



                                                                          Year ended December 31,
(In thousands)                                                      1998            1997           1996
                                                               ----------------------------------------------
Revenues
Total external revenues from reportable segments                  $174,603       $ 75,180         $ 49,434
Intersegment revenues for reportable segments                        7,080          9,994            1,837
Elimination of intersegment revenues                                (7,080)        (9,994)          (1,837)
                                                               ----------------------------------------------
Total revenues                                                    $174,603       $ 75,180         $ 49,434
                                                               ==============================================





                                                                          Year ended December 31,
(In thousands)                                                      1998            1997            1996
                                                               -----------------------------------------------
Profit (loss)
Total profit for reportable segments                              $ 39,466        $ 19,653        $ 15,017
Unallocated amounts:
   Corporate selling, general and administrative expenses          (10,113)         (6,789)         (3,824)
   Depreciation and amortization                                   (15,262)         (8,363)         (4,635)
   Nonrecurring compensation                                             -          (2,125)              -
   Interest expense, net                                           (14,095)         (3,839)         (1,164)
   Loss on impairment of assets                                     (1,822)              -            (495)
                                                               -----------------------------------------------
Total income (loss) from continuing operations before income
   taxes and extraordinary item                                   $ (1,826)        $(1,463)       $  4,899
                                                               ===============================================


                        Production Resource Group, L.L.C.

                                                                                December 31,
(In thousands)                                                      1998            1997            1996
                                                               -----------------------------------------------
Assets

Total assets for reportable segments                              $ 99,075        $ 61,432        $ 42,258
Unallocated amounts:
   Goodwill                                                         46,116          15,341             879
   Corporate property and equipment                                 43,750          14,215           5,820
   Corporate other assets                                            6,380          32,207               -
Elimination of intercompany receivables                             (1,770)           (407)              -
                                                               -----------------------------------------------
Total combined assets related to continuing operations           $ 193,551        $122,788        $ 48,957
                                                               ===============================================

5. Property and Equipment

The following is a summary of property and equipment at December 31, 1998 and 1997:

(In thousands)                                                              1998           1997
                                                                       ------------------------------
Land and buildings                                                       $    14,605    $   10,173
Building improvements                                                         3,160          1,470
Rental equipment                                                             80,356         46,692
Machinery and equipment                                                       2,618          1,297
Furniture and fixtures and office equipment                                  10,017          5,208
Transportation equipment                                                      1,068            552
Construction in progress                                                        237            483
                                                                       ------------------------------
                                                                            112,061         65,875

Less accumulated depreciation                                                29,965         16,639
                                                                       ------------------------------
Property and equipment--net                                                 $82,096      $   49,236
                                                                       ==============================



In accordance with an amendment to the Company's Credit Facility (see Note 7), the Company is required to sell its facility ("the facility") in Las Vegas, Nevada. As a result, the Company is negotiating a sale and leaseback agreement with an unrelated party for the facility. It is anticipated that the facility will be sold for approximately $7,400,000 resulting in a loss of approximately $1,822,000, which has been included in the combined statement of operations for the year ended December 31, 1998 as an impairment loss. Included in land and buildings at December 31, 1998 is $7,622,000 which represents land and building that will be sold in connection with this sale and leaseback. The Company anticipates leasing the property for 15 years under a noncancelable operating lease at a base annual rent of approximately $884,000 per annum. The Company is required to use the proceeds to repay existing bank borrowings under the Credit Facility.

During 1996, the Company transferred certain of its operations to a new facility and placed the old facility up for sale. This circumstance called into question the recoverability of the carrying amounts of the former building and related improvements, and accordingly, an impairment loss of $495,000 was recognized related to these assets.

                        Production Resource Group, L.L.C.

During 1997, as a result of the Company's growth, the old facility was returned to service at its reduced carrying value of $301,000 and included in land and buildings.

6. Other Assets

The following is a summary of other assets at December 31, 1998 and 1997:

     (In thousands)                                                            1998           1997
                                                                           -------------- --------------
     Organization costs, net of accumulated amortization
       of $273 in 1998 and $166 in 1997                                      $    263       $    371
     Deferred financing costs, net of accumulated amortization
       of $474 in 1998 and $150 in 1997                                         1,532          1,735
     Bond offering costs, net of accumulated amortization
       of $394 in 1998 and $7 in 1997                                           3,734          3,745
     Software development costs, net of accumulated amortization
       of $754 in 1998 and $195 in 1997                                           550            391
     Other                                                                      1,913            775
                                                                           -------------- --------------
                                                                             $  7,992       $  7,017
                                                                           ============== ==============


7. Long-Term Debt

Long-term debt consisted of the following at December 31:

    (In thousands)                                              1998           1997
                                                           ------------------------------
    Senior Subordinated Notes                                $   100,000    $   100,000
    Credit facilities                                             53,038              -
    Mortgages payable                                              3,147          3,820
    Other                                                          1,056            745
                                                           ------------------------------
                                                                 157,241        104,565
    Less current portion                                           8,046            822
                                                           ------------------------------
    Long-term debt                                           $   149,195    $   103,743
                                                           ==============================


                        Production Resource Group, L.L.C.

Senior Subordinated Notes

On December 24, 1997, the Company and PRG Finance Corporation, a Delaware Corporation ("Finance Corp." and together with the Company, the "Issuers") issued $100,000,000 of 11-1/2% Senior Subordinated Notes (the "Notes") due January 15, 2008. Finance Corp., a wholly-owned, non-guarantor subsidiary of the Company, was formed for the purpose of serving as a co-issuer of the Notes in order to facilitate the offering of the Notes. Finance Corp. does not have any operations, assets or revenues. Interest on the Notes is payable semiannually in arrears on January 15 and July 15 of each year, to holders of record on the immediately preceding January 1 and July 1, respectively.

The Notes are not redeemable, except in certain circumstances, prior to January 15, 2003. Thereafter, the Notes are subject to redemption at prices decreasing from 105.75% to 100.00% of the face amount through 2006.

The Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. and LSDL (the "Guarantors") on a joint and several basis. The Notes place certain restrictions on the Guarantors, including restrictions on their ability to merge or consolidate operations with another entity. Seven of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company) (See Note 16).

The Company received proceeds from the offering of $97,000,000. Such proceeds were used to repay the borrowings under the existing credit facility of $68,300,000. Costs incurred related to the issuance of the Notes approximated $4,128,000 and are being amortized over the life of the Notes. Certain additional issuance costs of $376,000 were recorded in 1998 and are being amortized over the remaining life of the Notes. The fair value of the Notes at December 31, 1998 was $98,000,000. As of December 31, 1997, the fair value of the debt approximated its carrying value. Such fair value estimates were based on quoted market prices.

Credit Facilities

On June 30, 1996, the Company entered into a credit agreement (the "Credit Agreement") with a bank to borrow funds in the amount of $17,500,000. Such funds were used to refinance existing bank debt. The Credit Agreement consisted of a revolving credit facility (the "Revolving Loan") and a term loan facility (the "Term Loan") in the amount of $7,500,000 and $10,000,000, respectively, maturing on December 31, 2000.

On December 13, 1996, the Company received additional funds, under similar terms as the Credit Agreement, from the bank in the amount of $5,000,000 ("Bridge Note"). The Bridge Note matured on June 30, 1997.

In connection with the Credit Agreement, the Company entered into an interest rate swap agreement ("IRSA") with The Bank of New York to hedge the impact of fluctuations in interest rates on its floating rate credit facilities. The IRSA had an original notional amount of $8,750,000, which was subsequently increased to

                        Production Resource Group, L.L.C.

$22,500,000. Gains and losses pertaining to the IRSA were recorded over its life as an adjustment to interest expense. In January 1998, the Company terminated the IRSA and recorded a loss of approximately $33,000.

On July 31, 1997, the Company entered into a credit agreement, as amended (the "Credit Facility") with a syndicate of financial institutions that provided for a reducing revolver for borrowings in a principal amount up to $100,000,000 through December 31, 2002. The borrowings were used to refinance the Credit Agreement and Bridge Note and finance working capital requirements, including acquisitions.

The refinancing of the Credit Agreement was treated as an early extinguishment of debt and, accordingly, unamortized financing costs of approximately $614,000 were written off and included as an extraordinary item in the combined statement of operations for the year ended December 31, 1997.

Amounts outstanding under the Credit Facility bear interest, at the Company's option, at (i) certain spreads over the Eurodollar rate, or (ii) certain spreads over the higher of (a) the Federal Funds rate plus .50%, or (b) the agent's prime rate. The interest rate spreads are adjusted based on the Company's total leverage ratio. In addition, during the commitment period (through December 31, 2002), the Company is obligated to pay a fee on the unused availability ranging from .25% to .375% based on its total leverage ratio.

The Credit Facility contains certain restrictive financial covenants, including the maintenance of a minimum pro forma interest coverage ratio and fixed charge coverage ratio, a maximum leverage ratio and limitations on the issuance of additional indebtedness. Borrowings under the Credit Facility are secured by a security interest in all of the Company's tangible and intangible personal property and fixtures and are guaranteed by the members and subsidiaries of the Company. All such guarantees are collateralized by a security interest in the tangible and intangible personal property and fixtures of the respective guarantor. In addition, the members of the Company have pledged their equity interests in the Company and in each of the subsidiaries as additional collateral. As of December 31, 1998, the Company was in compliance with all covenants of the Credit Facility. For the year ended December 31, 1998 the weighted average interest rate charged under the Credit Facility was approximately 8.4%. In connection with the Credit Facility, the Company incurred approximately $2,007,000 of loan organization and syndication costs, which are being amortized over the life of such agreement.

Mortgages Payable

At December 31, 1998 and 1997, the Company had two mortgage loans outstanding, which are collateralized by its properties. The aggregate carrying value of these properties at December 31, 1998 is approximately $7,117,000. The mortgages require monthly payments of both principal and interest at varying rates ranging from 7.4% to 8.7%. Maturity dates on these mortgages expire on various dates through June 1, 2025.

                        Production Resource Group, L.L.C.

Other

Other long-term debt consists of an adjustable promissory note due in connection with the purchase of the net assets of Vanco (see Note 2) and capital lease obligations for purchases of equipment. The Company leases equipment under noncancelable capital leases, and reflects the present value of net minimum capital lease payments as capital lease obligations.

The following are future maturities of long-term debt outstanding at December 31, 1998 (in thousands):

Year ending December 31,                         Amount

1999                                             $  8,046
2000                                                  467
2001                                                  452
2002                                                  364
2003                                                  305
Thereafter                                        147,607
                                            -------------
                                                 $157,241
                                            =============


8.  Discontinued Operations

On March 2, 1998, the Company adopted a plan to discontinue its Themed Attraction business. The Themed Attraction business operated primarily through a single division, which utilized a turn-key approach of supplying project management, fabrication of scenic elements and show action equipment and installation of such projects at a customer's place of business. This division served customers who were primarily owners and operators of amusement parks and casinos. The Company originally reported the results of the Themed Attraction business as a discontinued operation in its 1997 combined statement of operations and restated all prior periods presented.

The loss at December 31, 1998 primarily relates to additional costs in connection with the phase-out period of the Themed Attraction business in excess of amounts previously estimated. Costs in excess of amounts estimated are the result of additional work performed by the Company on its last remaining Themed Attraction project that was not specifically addressed in the contract. This work was performed under the direction of the customer's management team. Both the customer and the Company agree that additional work was performed to the satisfaction of the customer and both parties are currently negotiating a settlement or rider to the contract.

Additionally, the Company wrote off certain amounts receivable for a project completed in March 1997. A portion of the contract payments was withheld by the customer until the Company could make certain modifications to the attraction as stipulated in the contract. The Company originally believed that it would be able to satisfactorily complete the modifications. However, it was ultimately unable to perform the modifications, primarily because equipment supplied by a sub-contractor failed. The Company sued the sub-contractor and

                        Production Resource Group, L.L.C.

settled its claim for a net amount of approximately $75,000, which reduced the write off of the withheld contract payments to approximately $500,000.

There are no significant elements of the Company's property and equipment, which were used exclusively by this division. At December 31, 1998, the principal components of the net assets of the Company's Themed Attraction business are accounts receivable of $2,555,000. The revenues of the Themed Attraction business were approximately $24,600,000 in 1997 and $13,100,000 in 1996. The Company recorded no revenues for the Themed Attraction business in 1998. These receivables relate to amounts due under the original contract for the Company's aforementioned last remaining Themed Attraction project and amounts due from a project where work ceased in 1997 while the customer was trying to obtain adequate financing. Regarding the latter receivable, the Company has placed a mechanic's lien on the project's property to secure its claim and has received written assurance that upon receipt of new financing, its claim will be paid in full. The Company has now substantially completed the discontinuance of its Themed Attraction business.

9.  Membership Units

Description of Units

The Company's membership units consist of the following classes: Regular Units, Preferred Units, Capital Appreciation Units, Preferred Capital Appreciation Units, Convertible Preferred Units and SPLLC Units. Regular Units entitle the holder thereof to share in the profits and losses of the Company, subject to certain adjustments, and are the only class of voting equity of the Company. Preferred Units entitle the holder thereof to the same rights and privileges as holders of Regular Units, except that the holders of Preferred Units have the right to receive liquidation distributions prior to the holders of Regular Units and the Preferred Units do not have voting rights. Capital Appreciation Units entitle the holder thereof to (i) an annual return of $0.05 per unit and (ii) share in the appreciation in the value of the Company upon the occurrence of an Initial Public Offering (as defined in the Operating Agreement), the sale of substantially all of the assets of the Company or a sale of fifty percent or more of the interests in the Company held by the Initial Members, as defined; provided that such holder shall only be entitled to share in the appreciation in value above the designated value provided in the Operating Agreement. Capital Appreciation Units rank pari passu with Regular Units in right of payment in the event of a liquidation of the Company. Preferred Capital Appreciation Units entitle the holder thereof to the same rights and privileges as holders of Capital Appreciation Units, except that the holders of Preferred Capital Appreciation Units have the right to receive liquidation distributions prior to the holders of Regular Units. Convertible Preferred Units entitle the holder thereof to receive an 8% per annum cumulative distribution priority. The Operating Agreement provides that such distribution shall accumulate currently but not be paid. These units are senior in liquidation preference to the Regular Units and are convertible into securities offered by the Company in an Initial Public Offering at a price equal to 62.5% of the per share price of such securities. For purposes of such conversion, the Operating Agreement provides that all accrued distributions will be eliminated. In addition, upon the earliest of the third anniversary of the issuance of the Convertible Preferred Units or an Initial Public Offering, the holders of such units have the option to require the Company to redeem their units.

                        Production Resource Group, L.L.C.

At December 31, 1998, the Company had outstanding the following membership units: (i) 5,199,413 Regular Units, including those units issued under the Units Plan, (ii) 733,497 Capital Appreciation Units, including approximately 525,000 units which will vest at various times over the next five years and (iii) 188,467 Preferred Units. The Company granted the two shareholders of Bash an option to acquire up to $3 million of Convertible Preferred Units. This option was determined to have no value and expired during 1998. There are no Preferred Capital Appreciation Units outstanding. During 1998, an additional 79,179 and 52,721 Preferred Units were issued in connection with the Pro-Mix and SPL acquisitions, respectively.

On December 27, 1997, the Company redeemed the SPLLC Units held by SPLLC in exchange for its interests in real property located in New Windsor, N.Y., Cornwall-on Hudson, N.Y., and the Company's land in Las Vegas, NV, subject to related mortgage debt. All of the equity interests of SPLLC are owned by officers and beneficial owners of the Company, and SPLLC's assets and liabilities which consist primarily of the aforementioned real estate and related mortgages, are therefore combined into the Company.

Units Plan

On January 1, 1996, the Company established the Production Resource Group, L.L.C. Restricted Limited Liability Company Unit Incentive Compensation Plan (the "Restricted Plan") and the Phantom Limited Liability Company Unit Incentive Compensation Plan (the "Phantom Plan") and, together with the Restricted Plan, the ("Plans"). Participation in the Plans is limited to officers and other key employees who are selected to participate in the Plans. Up to 750,000 Units subject to anti-dilution adjustments may be awarded under each of the Restricted Plan ("Restricted Units") and the Phantom Plan ("Phantom Units") and, together with the Restricted Units, the "Units." Units granted under the Plans are subject to significant restrictions on transferability, the securities laws and the Operating Agreement of the Company. Restricted Units entitle the holder to participate in the appreciation and profits of the Company but do not allow a right to participate in management. Phantom Units entitle the holder to receive a bonus equal to ten dollars per Phantom Unit upon a sale of the Company or at certain other defined times. In no event shall a participant be entitled to receive duplicate payments under the Phantom Plan and the Restricted Plan. Restrictions on the Units lapse ratably over specified periods. Upon a Change in Control or any termination other than for Cause (each as defined in the Plans), all restrictions on the Units lapse and the value thereof becomes immediately payable. Phantom Units will be canceled without any payments being required thereon upon the occurrence of an initial public offering by the Company or a successor in interest to the Company.

At December 31, 1998 and 1997, 109,184 and 145,578 Restricted Units, respectively, are outstanding with restrictions that lapse in five annual installments commencing January 1, 1997. The Company has included in Members' Equity (Deficit) approximately $258,000, representing the fair value of these Units. Compensation to employees of a similar amount has been recorded as a reduction of Members' Equity (Deficit) and will be

                        Production Resource Group, L.L.C.

charged to income as the restrictions on these Units lapse. In both 1998 and 1997, compensation expense of approximately $52,000 was recorded with respect to these Units.

Other Unit Transactions

During 1997, the Company entered into employment agreements with two of its officers. In connection with these agreements, the Company issued 565,000 of its Capital Appreciation Units (the "CAU's"). These units vest over periods ranging from three to five years and were determined to have an insignificant value at the time of issuance and, accordingly, no charge was recorded in connection with these transactions. The pro forma compensation costs for the CAU's determined in accordance with SFAS No. 123 is not significant.

During 1997, the Company issued 16,000 of its CAU's in connection with advisory services provided to the Company. In 1998, an additional 3,000 of CAU's were issued in connection with advisory services. These units vest within two years and were determined to have an insignificant value at the time of issuance and, accordingly, no charge was recorded in connection with these transactions.

During 1998, the Company entered into employment agreements with two of its officers. In connection with these agreements, the Company issued 149,497 of its CAU's, that vest over periods ranging from three to five years and were determined to have an insignificant value at the time of issuance and, accordingly, no charge was recorded in connection with these transactions. The pro forma compensation costs for these CAU's determined in accordance with SFAS No. 123 is not significant.

10. Commitments and Other Contingencies

Collective Bargaining Agreement

The Company is a party to various collective bargaining agreements of limited duration concerning its labor union employees. The terms of those agreements require contributions by the Company to a number of union employee benefit plans. Contributions to all plans totaled approximately $1,219,000, $783,000 and $621,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Benefit Plans

The Company has a defined contribution plan that qualifies under section 401(k) of the Internal Revenue Code. The plan covers all employees who are not subject to a collective bargaining agreement and have met the plan's age and service requirements. The Company's 401(k) plan provides that eligible employees may make contributions subject to Internal Revenue Code limitations. The Company matches each employee's contributions

                        Production Resource Group, L.L.C.

up to a maximum of 3% of their salary. Such contributions aggregated approximately $510,000, $260,000, and $150,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company also had a profit sharing plan that covered certain employees of the Company. Contributions to the plan, which were determined by the members, are based on the amount of an eligible employee's wages. Total contributions may not exceed 15% of the annual compensation of all of the plan's participants. The Company made no contributions in 1998, 1997 and 1996. The plan was terminated in 1998 and all plan assets were distributed to the participants.

Operating Leases

The Company leases certain property and equipment under leases that expire at various dates through 2008. As of December 31, 1998, future minimum lease payments under noncancelable leases are as follows (in thousands):

   Year ending December 31,
   1999                                     $   4,383
   2000                                         4,511
   2001                                         4,462
   2002                                         3,872
   2003                                         3,314
   Thereafter                                  17,502
                                            ---------
                                            $  38,044
                                            =========

Rent expense was approximately $3,744,000, $1,286,000 and $671,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


11.  Related Party Transactions

The Company contracts work from an entity that is partially owned by related parties. In connection therewith, the Company earned revenues of approximately $3,237,000, $3,833,000, and $1,929,000 for the years ended December 31, 1998,
1997 and 1996, respectively. The Company incurred fees and other charges amounting to $50,000 from this entity during the year ended December 31, 1996. The Company had a receivable from this entity amounting to approximately $179,000 and $272,000 at December 31, 1998 and 1997, respectively. Additionally, the entity paid management fees for administrative services of approximately $60,000, $60,000 and $90,000 to the Company during 1998, 1997 and 1996, respectively.

                        Production Resource Group, L.L.C.

12.    Income Taxes


The provision for income taxes for the years ended December 31 consist of the following:

           (In thousands)                          1998(1)                 1997                 1996
                                         -----------------    -----------------    -----------------
           Current
                   Federal                        $ 1,083           $       --           $       --
                   State                              387                  392                  206
                   Foreign                            283
                                         -----------------    -----------------    -----------------
                                                    1,753                  392                  206
                                         -----------------    -----------------    -----------------

           Deferred
                   Federal                           (31)                    -                    -
                   State                             (10)                    -                    -
                                         -----------------    -----------------    -----------------
                                                     (41)                    -                    -
                                         -----------------    -----------------    -----------------
            Provision for Income Taxes            $ 1,712              $   392              $   206
                                         =================    =================    =================


                        Production Resource Group, L.L.C.

(1) Includes federal, state, local and foreign taxes of SPL, a Maryland corporation, PLS, a California-based corporation, Haas, a Minnesota-based corporation, and Holdings, a UK company (and its wholly-owned U.S. subsidiary) which were acquired in 1998, due to their corporate status.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes for subsidiaries of the Company subject to corporate income taxes. Components of the Company's deferred tax assets and liabilities at December 31 are as follows:

           (In thousands)                                      1998                      1997
                                                       --------------------       --------------------

           Deferred tax liabilities
                Depreciation                                       $   592                          -
                Accrual to cash                                        227                          -
                Contract Accounting                                    510                          -
                Other                                                  211                          -
                                                       --------------------       --------------------
                                                                     1,540                          -
           Deferred tax assets
                Bad debt                                               112                          -
                Accrued Expense                                        118                          -
                Other                                                   43                          -
                                                       --------------------       --------------------
                                                                       273                          -
                                                       --------------------       --------------------
             Net Deferred Liability                               $  1,267                          -
                                                       ====================       ====================



The provision for income tax in 1998 is based on the following components of income from continuing operations before income taxes:

           (In thousands)                                December 31, 1998
                                                       --------------------
                Income subject to federal income tax             $   3,462
                Income subject to foreign income tax                   892
                Other                                              (6,180)
                                                       --------------------
                                                                 $ (1,826)
                                                       ====================


The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:

                        Production Resource Group, L.L.C.

                                                           Year ended December 31,

(In thousands)                                   1998                1997               1996
                                           ------------------ ------------------- ------------------
Provision  (Benefit) at Federal statutory                                      -                  -
rate (34%)                                           $ (621)
Losses for which no benefit is received                2,101                   -                  -
Non-deductible Expenses                                   40                   -                  -
Differential  between  U.S.  and  UK  Tax
Rates                                                   (27)                   -                  -
State taxes, net of Federal tax benefit                  205               $ 392              $ 259
Other                                                     14                   -                  -
                                           ------------------ ------------------- ------------------
                                                    $  1,712             $   392             $  259
                                           ================== =================== ==================


13.  Non-recurring Compensation Expense

The non-recurring compensation expense of $2,125,000 in 1997 represents employment incentives paid to the two former shareholders of Bash and a former shareholder of Design Dynamics, in connection with their signing of employment agreements with the Company.

14.  Treasury Rate Lock

On October 27, 1997, in anticipation of the Company's offering of the Notes (see
Note 7), the Company entered into a Treasury Rate Lock agreement ("T-Lock") with Bankers Trust Company (the "Counterparty") to hedge against the impact of rising interest rates on the 10 year Treasury Note ("Reference Security"). The interest rate on the Notes was to be based on the rate on the Reference Security plus a market-determined spread thereon. The T-Lock had a notional amount of $100,000,000. Upon the earlier of the Company's election to terminate the T-Lock or December 15, 1997 ("Settle Date"), the rate on the 10 year Treasury Note would be compared to the predetermined Lock Rate (5.863%). If the reference rate were above the Lock Rate, the Counterparty would make a payment to the Company equal to the present value of the difference between the reference rate and the Lock Rate to the maturity of the Reference Security. If the reference rate were below the Lock Rate, the Company would make a payment to the Counterparty equal to the present value of the difference. On December 5, 1997, the Company elected to terminate the T-Lock and received payment from the Counterparty of approximately $425,000, which is being reflected as an adjustment to interest expense over the life of the Notes.

15.  Legal Proceedings

The Company does not believe that any such litigation will, individually or in the aggregate, have a material adverse effect on its

                        Production Resource Group, L.L.C.

business, results of operations or financial condition. The Company, together with other companies involved in the live entertainment production EFX! ((TM)), was sued by Michael Crawford, the former star of EFX! ((TM)), with an action related to personal injury claims. The Company has denied liability and continues to vigorously defend such action. The Company believes it has meritorious defenses to such actions. Although there can be no assurance as to the outcome of this litigation, the Company does not believe that the eventual outcome will have a material adverse effect on the Company's results of operations, cash flows or financial condition. If the Plaintiff would prevail in full and the Company were charged with the full amount of the judgement, the magnitude being sought by this litigation would have a material adverse effect on the financial condition or results of operations.

In addition, the Company is subject to various claims and proceedings in the ordinary course of business. Based on information currently available, the Company believes that none of such current claims, or proceedings, individually, or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations, although we can make no assurances in this regard.

16.  Subsidiary Information

The following represents unaudited condensed combining financial statements as of December 31, 1998 and for the year ended December 31, 1998 with respect to the financial position and results of operations of the Company and its wholly-owned and majority-owned subsidiaries. On December 24, 1997, the Company and PRG Finance Corporation ("Finance Corp."), a Delaware Corporation, issued $100 million of 11 1/2% Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. and Holdings (the "Guarantors"). Seven of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company). The condensed combining financial statements are presented in lieu of separate financial statements and other related disclosures of Finance Corp., Holdings and the Guarantors as management has determined that such information is not material to investors.

                  Condensed Combining Balance Sheet (Unaudited)
                                December 31, 1998

(In thousands)
                                               Guarantor       Non-Guarantor      Adjustments
                               PRG (1)         Subsidiaries    Subsidiaries           (2)        PRG Combined
                               --------------- --------------- -------------- --------------- ---------------
ASSETS
  Current assets:

    Cash and cash equivalents      $    2,805   $       3,364  $        (155)  $            -    $     6,014
    Accounts receivable, net           22,820          11,908            687                          35,415
    Inventories                         6,432           3,561            762                          10,755
    Intercompany receivables            1,800          (1,392)          (408)                              -

                        Production Resource Group, L.L.C.

    Other current assets                4,075           1,423          2,220                           7,718
                               --------------- --------------- -------------- --------------- ---------------
   Total current assets                37,932          18,864          3,106                          59,902
Property and equipment, net            68,582           8,954          4,560                          82,096
Investment in subsidiary               27,767                                       (27,767)
Goodwill, net                          32,505           8,783                          4,828          46,116
Other assets                            7,701                            291                           7,992
                               =============== =============== ============== =============== ===============
  Total assets                    $   174,487   $      36,601   $      7,957    $   (22,939)     $   196,106
                               =============== =============== ============== =============== ===============


                  Condensed Combining Balance Sheet (Unaudited)

                                December 31, 1998

(In thousands)
                                               Guarantor       Non-Guarantor      Adjustments
                               PRG (*)         Subsidiaries    Subsidiaries           (1)        PRG Combined
                               --------------- --------------- -------------- --------------- ---------------
LIABILITIES AND
EQUITY (DEFICIT)
Current liabilities:

     Current portion of
      long-term debt           $        7,789       $     257      $       -       $       -         $ 8,046
      Accounts                          5,812           8,289          2,624                          16,725
        payable
      Payroll and sales
        taxes payable                   2,037           1,127                                          3,164
      Income taxes                                      1,514            145                           1,659
        payable
      Deferred revenue                  4,618             179                                          4,797
      Other current                    10,020           1,825            523                          12,368
        liabilities

                               --------------- --------------- -------------- --------------- ---------------
Total current                          30,276          13,191          3,292                          46,759
liabilities

Long-term debt:
     Senior subordinated              100,000                                                        100,000
       notes
     Credit                            45,638                                                         45,638
       facilities
     Other long-term
       (receivable) debt               (6,650)         10,207                                          3,557

   Minority interest                      233                                                            233
   Equity (deficit)                     4,990          13,203          4,665        (22,939)            (81)
                               =============== =============== ============== =============== ===============
Total liabilities and
    Equity (deficit)              $   174,487     $    36,601       $  7,957     $  (22,939)      $  196,106
                               =============== =============== ============== =============== ===============

                        Production Resource Group, L.L.C.

* Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

(1) To record goodwill, eliminate equity, record fair value of units, and eliminate purchase price.

                        Production Resource Group, L.L.C.

             Condensed Combining Statement of Operations (Unaudited)
                      For the Year ended December 31, 1998

(In thousands)                                         Guarantor        Non-Guarantor
                                         PRG (*)       Subsidiaries     Subsidiaries      PRG Combined
                                  ----------------- ---------------- ----------------- ----------------
Revenues                              $ 139,477          $ 28,359           $ 6,767       $ 174,603
Direct production costs                  85,700            18,596             3,561         107,857

Depreciation expense                      9,941               815               501          11,257
                                 ----------------- ---------------- ----------------- ----------------

Gross profit                             43,836             8,948             2,705          55,489
Selling, general and
    administrative expenses              30,829             4,892             1,672          37,393
Other depreciation and
    amortization                          3,782               136                87           4,005
                               ----------------- ---------------- ----------------- ----------------

Operating profit                          9,225             3,920               946          14,091

Loss on impairment of assets              1,822                                               1,822
Interest expense                         14,507               229                33          14,769
Interest (income)                          (616)              (56)               (2)           (674)
                               ----------------- ---------------- ----------------- ----------------

Income (loss) from
    continuing operations
    before income taxes                  (6,488)            3,747               915          (1,826)
Provision for income taxes                   77             1,346               289           1,712

                               ----------------- ---------------- ----------------- ----------------

Income (loss) from
   continuing operations                 (6,565)            2,401               626          (3,538)
Loss from operations of
   discontinued Themed
   Attraction Permanent
   Installation business                 (2,357)                                             (2,357)
Minority interest                           (72)                                                (72)
                               ----------------- ---------------- ----------------- ----------------

Net income (loss)                    $   (8,994)         $  2,401           $   626       $  (5,967)

                               ================= ================ ================= ================


*    Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

                                   Schedule II

                        Valuation and Qualifying Accounts

                                 (In thousands)




                                          Balance at    Charged to    Charged to                       Balance at
Year ended                                beginning     Costs and     Other                            end  of
  December 31      Description            of year       Expenses (3)  Accounts (1)    Deductions (2)   year
-------------      -----------            -------       ------------  ------------    --------------   ----
1998               Allowance for
                   doubtful accounts       $2,572        $1,130          $358             $(1,490)       $2,570
1997               Allowance for
                   doubtful accounts         $323        $2,512                             $(263)       $2,572
1996               Allowance for
                   doubtful accounts        $ 100         $ 311                             $ (88)        $ 323


(1)   Amounts assumed in connection with acquisitions.
(2)   Uncollectible accounts written off.
(3) Does not include $986 of accounts receivable written off directly to bad debts expense in 1998.

                                INDEX TO EXHIBITS

Exhibit No.   Document Description

   3.1(a)    Certificate of Formation of the Company

   3.2(a) Second Amended and Restated Limited Liability Company Agreement of the Company

   4.1(a) Registration Rights Agreements, dated December 24, 1997, among the Issuers, the Guarantors and the Initial Purchasers

   4.2(a) Indenture, dated December 24, 1997 relating to $100,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2008 between the Issuers and First Union National Bank, as trustee, including the Form of Note

   10.1(a) Acquisition Agreement dated as of July 3, 1997 among the Company and Bash Theatrical Lighting, Inc. Bash Theatrical Lighting Services, Inc., Bash Lighting Services, Inc., Bash Lighting Services Mid-Atlantic, Inc., Bash Exposition Services, Inc. and Donald Stern and Robert Cannon.

   10.2(a)   Employment Agreement dated as of January 1, 1996 between Jeremiah
             J. Harris and the Company.

   10.3(a) Employment Agreement dated as of June 6, 1997 between Kenneth L. Shearer and the Company.

   10.4(a) Employment Agreement dated as of June 7, 1997 between Bradley G. Miller and the Company.

   10.5(a) Employment Agreement dated as of August 6, 1997 between Robert A. Manners and the Company.

   10.6(a) Agreement of Lease dated September 11, 1997 between Danis Properties Limited Partnership and the Company.

   10.7(a) Credit Agreement, dated as of July 31, 1997, by and among the Company, the lenders party thereto and the Bank of New York, as agent.

   10.8(a) First Amendment to Credit Agreement, dated as of December 12, 1997, by and among the Company, the lenders party thereto and the Bank of New York, as agent.

   10.13(b) Merger Agreement among Production Resource Group, L.L.C., PRG Acquisition II Corp., Raymond E. Andrews, Donald R. Bendickson, James D. Bucher, William R. Dircks, Michael A. Maher and Thomas J. Van Hercke as Stockholders, and Haas Multiples Environmental Marketing & Design, Inc.

   21.1(a)   Subsidiaries of the Company

   27.1      Financial Data Schedule*

       (a) This exhibit was filed as an exhibit to the Company's Registration Statement in Form S-4 (file number 333-46235) and is incorporated herein by reference.

       (b) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated December 15, 1998 and is incorporated herein by reference.

        * Filed herewith

(B) Reports on Form 8-K.

     The Company filed a current report on Form 8-K, dated on December 15, 1998 reporting in Item 2, "Acquisition or Disposition of Assets," its acquisition of Haas Multiples Environmental Marketing & Design, Inc. On February 16, 1999, the Company filed amendments thereto on Form 8-K/A, providing in Item 7 financial statements and pro forma financial information with respect to the acquisition of Haas Multiples Environmental Marketing & Design, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this annual report on Form 10-K for the year ended December 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March xx, 1999

                     PRODUCTION RESOURCE GROUP, L.L.C.

                          By:  /s/ Robert A. Manners
                               -----------------
                               Robert A. Manners
                               Title:  Senior Vice President and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March xx, 1999.

Signature                           Title
---------                           -----
                                    Chief Executive Officer, sole Manager of the Board of Managers (Principal
/s/                                 Executive Officer)
--------------------------------
        Jeremiah J. Harris

                                    Executive Vice President, Chief Operating and Financial Officer and
/s/                                 Director (Principal  Financial Officer)
--------------------------------
        Bradley G. Miller

                                    Senior Vice President and General Counsel (Principal
/s/                                 Executive Officer)
--------------------------------
        Robert A. Manners

/s/                                 Corporate Controller (Chief Accounting Officer)
--------------------------------
         James M. Mahoney

/s/             *                   Advisor
--------------------------------
         Joseph P. Harris

/s/             *                   Advisor
--------------------------------
        Joseph W. Bartlett

/s/             *                   Advisor
--------------------------------
          Thomas D. Lips

/s/ Robert A. Manners
----------------------
*By Robert A. Manners,
as Attorney-in-fact



Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities Pursuant to
Section 12 of the Act.

No annual report to security holders covering the Registrants last fiscal year or proxy statement has been sent to security holders.