Form 10-Q
period 1999-03-31
PRODUCTION RESOURCE GROUP LLC
filed 1999-05-17
CIK 1055417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                                    333-46235
                                  -------------
                            (Commission File Number)

                        PRODUCTION RESOURCE GROUP, L.L.C.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



                 Delaware                                          14-1786937
              -------------                                     ----------------
(State or other Jurisdiction of Formation)           (I.R.S. Employer Identification No.)



539 Temple Hill Road, New Windsor, New York                      12553
------------------------------------------                      -------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (914) 567-5700
                                ----------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999: Not Applicable

                        PRODUCTION RESOURCE GROUP, L.L.C.

                                Table Of Contents


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited):

          Combined Balance Sheets as of March 31, 1999 and December 31, 1998

          Combined Statements of Operations for the three months ended March 31, 1999 and 1998

          Combined Statements of Cash Flows for the three months ended March 31, 1999 and 1998

          Notes to Combined Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

     Signatures

                                  PRODUCTION RESOURCE GROUP, L.L.C.
                                       Combined Balance Sheets
                                           (In thousands)


                                                                            March 31,         December 31,
                                                                              1999               1998 *
                                                                          (unaudited)
                                                                       ------------------- -------------------


                               Assets
Current assets:
   Cash and cash equivalents                                              $       6,768      $        6,014
   Accounts receivable, net of allowance of  $2,677 at March 31,
     1999 and $2,570 in 1998                                                     36,131              35,415
   Deferred production expenses                                                   1,197                 958
   Inventories                                                                   12,025              10,755
   Other current assets                                                          10,280               6,760
                                                                       ------------------- -------------------
Total current assets                                                             66,401              59,902

Property and equipment - net                                                     76,551              82,096
Goodwill - net of accumulated amortization of $2,625 at March 31,
   1999 and  $2,031 in 1998                                                      45,806              46,116
   Other assets                                                                   8,719               7,992
                                                                       ------------------- -------------------
Total assets                                                              $     197,477      $      196,106
                                                                       =================== ===================

                  Liabilities and Members' Deficit
Current liabilities:
   Current portion of long-term debt                                      $       1,463      $        8,046
   Accounts payable                                                              17,260              16,725
   Payroll and sales taxes payable                                                3,327               3,164
   Income taxes payable                                                           2,011               1,659
   Deferred revenue                                                               7,246               4,797
   Other current liabilities  (including accrued interest of $2,491
     at March 31, 1999 and $5,366 in 1998)                                        8,680              12,368
                                                                       ------------------- -------------------
Total current liabilities                                                        39,987              46,759

Long-term debt:
  Senior Subordinated Notes                                                     100,000             100,000
  Credit Facility                                                                55,538              45,638
  Other long-term debt                                                            3,445               3,557
                                                                       ------------------- -------------------
Total long-term debt                                                            158,983             149,195

Minority interest                                                                   233                 233

 Total members' deficit (includes accumulated other
    Comprehensive loss of $120 at March 31, 1999 and $13 in 1998)                (1,726)                (81)
                                                                       =================== ===================
Total Liabilities and Members' deficit                                    $     197,477      $      196,106
                                                                       =================== ===================



Note: The combined balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

* Certain items have been reclassified to conform with current period presentation.


                             See accompanying notes.

                                  PRODUCTION RESOURCE GROUP, L.L.C.
                            Combined Statements of Operations (Unaudited)
                                           (In thousands)


                                                                              Three Months Ended March 31,
                                                                               1999                  1998
                                                                   --------------------- ---------------------

Revenues                                                                  $      55,531           $    25,486
Direct production expenses:
   Direct production costs                                                       34,999                14,577
   Depreciation expense                                                           3,489                 2,358
                                                                   --------------------- ---------------------
                                                                                 38,488                16,935

Gross profit                                                                     17,043                 8,551

Selling, general and administrative expenses                                     12,602                 6,678
Other depreciation and amortization                                               1,504                 1,045
Restructuring charges                                                             1,173                     -
                                                                   --------------------- ---------------------
Operating profit                                                                  1,764                   828

Interest expense                                                                  4,579                 3,069
Interest (income)                                                                   (58)                 (211)
                                                                   --------------------- ---------------------
Loss before income taxes and cumulative effect of
   accounting change                                                             (2,757)               (2,030)
Provision for income taxes                                                          246                    23
                                                                   --------------------- ---------------------

Loss before cumulative effect of accounting change                              ( 3,003)               (2,053)

Cumulative effect of accounting change                                             (263)                    -
                                                                   --------------------- ---------------------
Net loss                                                                  $      (3,266)         $     (2,053)
                                                                   ===================== =====================



                             See accompanying notes.

                        PRODUCTION RESOURCE GROUP, L.L.C.
                  Combined Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                    Three Months Ended March 31,
                                                                                      1999                 1998 *
                                                                            --------------------- ---------------------

Operating activities
Net loss                                                                    $           (3,266)   $           (2,053)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                        4,003                 2,881
     Amortization of goodwill and other                                                    990                   347
     Amortization of debt-related costs                                                    255                   175
     Provision for doubtful accounts                                                       205                   272
     Gain on sale of property and equipment                                               (894)                 (479)
     Cumulative effect of accounting change                                                263                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                (921)                4,287
       Deferred production expenses                                                       (571)                    -
       Inventories                                                                      (1,270)               (1,093)
       Other current assets                                                             (2,520)                 (212)
       Accounts payable                                                                    536                (8,595)
       Payroll and sales taxes payable                                                     163                   408
       Deferred revenue                                                                  2,449                   617
       Income taxes payable                                                                352                     -
       Other current liabilities                                                        (3,581)                2,997
                                                                            --------------------- ---------------------
Net cash used in operating activities                                                   (3,807)                 (448)

Investing activities
Acquisition of net assets of  Pro-Mix, Inc., net of cash  acquired                           -                (6,328)
Purchases of property and equipment                                                     (6,599)               (5,458)
Proceeds from sale of rental equipment and property                                      8,035                 1,133
Additions to software development costs                                                    (56)                  (32)
Other assets                                                                            (1,752)               (1,902)
                                                                            --------------------- ---------------------
Net cash used in investing activities                                                     (372)              (12,587)

Financing activities
Proceeds from long-term debt                                                            10,000                     -
Repayments of long-term debt                                                            (6,795)                  (94)
Additions to bond offering costs                                                             -                   (32)
Issuance of preferred units                                                                 50                     -
Member contributions                                                                     1,678                     -
                                                                            --------------------- ---------------------
Net cash provided by (used in) financing activities                                      4,933                  (126)

                                                                            --------------------- ---------------------
Net increase (decrease) in cash and cash equivalents                                       754               (13,161)
Cash and cash equivalents--beginning of period                                           6,014                27,164
                                                                            --------------------- ---------------------
Cash and cash equivalents--end of period                                     $           6,768   $            14,003
                                                                            ===================== =====================


* Certain items have been reclassified to conform with current period presentation.


                            See accompanying notes.

PRODUCTION RESOURCE GROUP, L.L.C.
Notes to Combined Financial Statements (Unaudited)


1. General

Presentation

The accompanying unaudited combined financial statements of Production Resource Group, L.L.C. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, due to fluctuations in the Company's varying markets. For further information, refer to the combined financial statements and footnotes thereto included in the Production Resource Group, L.L.C. Annual Report on Form 10-K for the year ended December 31, 1998.


Business

The Company is an integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theatre, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. The Company operates through four segments: lighting, audio, event services and scenery.

The lighting segment provides automated lighting systems and related products for rental and sale. The Company's audio segment provides sound equipment for sale and rental, as well as sound system design, installation and consulting services to customers with large-scale systems such as casinos and sports stadiums. The event services segment provides a variety of services, primarily to corporate clients, including exhibit fabrication and production management for trade and industrial shows. The scenery segment fabricates scenery for sale and rents automation equipment that controls the motion of such scenery to the live entertainment market.

2. Accounting Policies

Principles of Combination

The Company's combined financial statements include the accounts of all the entities under common control of the members of the Company. All intercompany balances and transactions have been eliminated.

Recently Issued Accounting Standards

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). The statement is effective January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. Accordingly, the Company wrote off the unamortized balance of organization costs of approximately $263,000 effective January 1, 1999, and reported the expense as a cumulative effect of accounting change.


3. Acquisitions

Subsequent to March 31, 1999, the Company completed two acquisitions. On April 5, 1999, the Company acquired all the assets and assumed certain liabilities of A-1 Audio, Inc. ("A-1"). A-1, based in Hollywood, California, provides audio products for sale and rental primarily to the concert touring market. The acquired assets of A-1 will operate as part of the Company's audio segment. The Company paid approximately $8.3 million for the acquisition using its Credit Facility.

On April 30, 1999, the Company acquired all of the assets and assumed certain liabilities of Ancha Electronics, Inc. ("Ancha"). Ancha, based in Rolling Meadows, Illinois with offices in Norcross, Georgia; Tampa, Florida; and Houston, Texas, provides specialized audio and video systems for installation. The acquired assets of Ancha will operate as part of the Company's audio segment. The Company paid approximately $4.0 million for Ancha and issued 2,666 Preferred Units of the Company with a liquidation preference of $100,000. The Company financed the acquisition using its Credit Facility.

The pro forma results of operations for the three months ended March 31, 1998, assuming consummation of all six 1998 acquisitions as of January 1, 1998, are as follows:


    (In thousands)                                                     1998
                                                                ---------------

    Total revenues from continuing operations                     $  51,019

    Net loss                                                           (691)

4. Reportable Segments

The Company's operations include four reportable segments: lighting, audio, event services and scenery. Lighting has five primary operating units that provide lighting equipment and systems to a highly diversified client base. Audio consists of primarily three operating units that sell and rent audio systems and products. Event services has three operating units that sell their services and exhibits primarily to corporate clients. Scenery consists of two operating units that fabricate scenery and rent computerized automation equipment, primarily to live theatrical concerns.


                                                      Three month period ended March 31, 1999
    ----------------------------- ------------------ ------------------ ---------------- ----------------- -------------

     (In thousands)
                                                                             Event
                                      Lighting             Audio            Services         Scenery           Total
    ----------------------------- ------------------ ------------------ ---------------- ----------------- -------------

    Revenues from external
       customers                      $ 27,098           $ 10,173             $ 9,768         $ 8,492       $ 55,531
     Intersegment revenues               1,371                 12                 328             447          2,158
     Segment profit (1)                  5,470              1,471                 457           3,170         10,568

    ----------------------------- ------------------ ------------------ ---------------- ----------------- -------------

                                                       Three month period ended March 31, 1998 (2)
    ----------------------------- ------------------ ------------------ ---------------- ----------------- -------------
    (In thousands)
                                                                             Event
                                      Lighting             Audio           Services          Scenery            Total
    ----------------------------- ------------------ ------------------ ---------------- ----------------- -------------
    Revenues from external
       customers                      $ 12,979             $2,702             $ 4,439         $ 5,366       $ 25,486
     Intersegment revenues                 487               -                     70             465          1,022

     Segment profit                      2,349                961                 591           2,511          6,412

    ----------------------------- ------------------ ------------------ ---------------- ----------------- -------------

(1) Segment profit excludes restructuring charges.
(2) Certain items have been reclassified to conform with current period presentation.


  ---------------------------------------------------------------- -----------------------------------------
                                                                     Three month period ended March 31,
   (In thousands)                                                         1999                 1998
                                                                          ----                 ----

  Profit (loss)
  Total profit for reportable segments                                  $ 10,568              $ 6,412
  Restructuring charges                                                   (1,173)                  --
  Unallocated amounts:
      Corporate selling, general, and administrative expenses             (2,638)              (2,181)
      Depreciation and amortization                                       (4,993)              (3,403)
      Interest expense, net                                               (4,521)              (2,858)

                                                                   ==================== ====================
  Total loss before income taxes and cumulative effect of
     accounting change                                                  $ (2,757)            $ (2,030)
  ---------------------------------------------------------------- ==================== ====================


-------------------------------------------------------------------------------------------------------------


 (In thousands)                                                     March 31,            December 31,
                                                                       1999                   1998
                                                               ---------------------  ---------------------

 Assets
 Total assets for reportable segments                              $     107,013        $      99,075
 Unallocated amounts:
    Goodwill                                                              45,806               46,116
    Corporate property and equipment                                      39,327               43,750
    Corporate other assets                                                 6,000                6,380
 Elimination of intercompany receivables                                  (3,200)              (1,770)
                                                               =====================    =====================
 Total combined assets *                                            $    194,946         $    193,551
                                                               =====================    =====================

 ------------------------------------------------------------------------------------------------------------

* The total combined assets as of March 31, 1999 and December 31, 1998 exclude assets associated with the previously discontinued Permanent Installation
    Themed Attraction business of approximately $2.5 million and $2.6 million, respectively.



5. Restructuring Charges

Restructuring charges relate to the implementation of a plan to close the Company's Denver office, operating in the event services segment, and the closure of a New Jersey office within the lighting segment. The aggregate amount of approximately $1.2 million primarily reflects rental payments for the remaining lease periods, severance payments relating to workforce reductions and the write-off of the net book value of furniture and leasehold improvements for vacated properties. At March 31, 1999, approximately $440,000 of cash expenditures have been charged against this reserve.

6. Comprehensive Loss

Total comprehensive loss amounted to approximately $3.4 million and $2.1 million for the three months ended March 31, 1999 and 1998, respectively. The difference between net loss and total comprehensive loss for the three months ended March 31, 1999 is the result of foreign currency translation adjustments related to the Company's United Kingdom Subsidiary acquired in June 1998.

7. Subsidiary Financial Information

The following table presents unaudited condensed combining financial statements as of March 31, 1999 and for the three months ended March 31, 1999 with respect to the financial position and results of operations of the Company and its wholly-owned and majority-owned subsidiaries. On December 24, 1997, the Company and PRG Finance Corporation ("Finance Corp."), a Delaware Corporation, issued $100 million of 11 1/2% Senior Subordinated Notes due 2008 (the "Notes").
The Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. and Holdings. Seven of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company). The condensed combining financial statements are presented in lieu of separate financial statements and other related disclosures of Finance Corp., Holdings, and the Guarantors as management has determined that such information is not material to investors.

                  Condensed Combining Balance Sheet (Unaudited)
                                 March 31, 1999
                                 (In thousands)

                                                         Guarantor       Non-Guarantor                        PRG
                                            PRG*        Subsidiaries     Subsidiaries     Adjustments       Combined
                                        ------------- ----------------- ---------------- --------------- ---------------
                Assets
Current assets:
   Cash and cash equivalents               $   3,636         $   3,408          $  (276)                      $   6,768
   Accounts receivable, net                   23,428            12,533              170                          36,131
   Deferred production expenses                1,197                 -                -                           1,197
   Inventories                                 7,341             3,791              893                          12,025
   Intercompany receivables                    3,280            (2,778)            (502)                              -
   Other current assets                        6,384             2,139            1,757                          10,280
                                        ------------- ----------------- ---------------- --------------- ---------------
Total current assets                          45,266            19,093            2,042                          66,401

Property and equipment,  net                  63,242             9,025            4,284                          76,551
Investment in subsidiaries                    27,767                 -                -       $ (27,767)              -
Goodwill, net                                 32,283             8,695                -           4,828          45,806
Other assets                                   8,435                 -              284                           8,719
                                        ============= ================= ================ =============== ===============
Total assets                               $ 176,993         $  36,813         $  6,610       $ (22,939)      $ 197,477
                                        ============= ================= ================ =============== ===============

   Liabilities and Equity (Deficit)
Current liabilities:
   Current portion of long-term debt       $   1,389         $      74                                        $   1,463
   Accounts payable                            7,176             8,451         $  1,633                          17,260
   Payroll and sales taxes payable             2,227             1,028               72                           3,327
   Income taxes payable                            -             1,425              586                           2,011
   Deferred revenue                            7,006               240                -                           7,246
   Other current liabilities                   7,271               942              467                           8,680
                                        ------------- ----------------- ---------------- --------------- ---------------
Total current liabilities                     25,069            12,160            2,758                          39,987

Long-term debt
  Senior Subordinated Notes                  100,000                 -               -                          100,000
  Credit Facility                             55,538                 -               -                           55,538
  Other long-term (receivable) debt           (6,745)           10,634             (444)                          3,445
                                        ------------- ----------------- ---------------- --------------- ---------------
                                             148,793            10,634             (444)                        158,983

Minority interest                                233                 -                -                             233
Equity (deficit)                               2,898            14,019            4,296       $(22,939)          (1,726)
                                        ============= ================= ================ =============== ===============

                                           $ 176,993         $  36,813         $  6,610       $(22,939)       $ 197,477
                                        ============= ================= ================ =============== ===============

*    Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

             Condensed Combining Statement of Operations (Unaudited)
                        Three Months Ended March 31, 1999
                                 (In thousands)

                                                            Guarantor      Non-Guarantor          PRG
                                             PRG*         Subsidiaries      Subsidiaries        Combined
                                       ----------------- ---------------- ----------------- -----------------
Revenues                                        $34,974          $18,804            $1,753           $55,531

Direct production costs                          20,592           13,438               969            34,999
Depreciation expense                              2,947              289               253             3,489
                                       ----------------- ---------------- ----------------- -----------------
Gross profit                                     11,435            5,077               531            17,043

Selling, general and administrative
    expenses                                      8,387            3,454               761            12,602
Other depreciation and
    amortization                                  1,223              236                45             1,504
Restructuring charges                             1,173                -                 -             1,173
                                       ----------------- ---------------- ----------------- -----------------

Operating profit                                    652            1,387              (275)            1,764
Interest expense                                  4,258              280                41             4,579
Interest (income)                                   (45)             (13)                -               (58)
                                       ----------------- ---------------- ----------------- -----------------

Income (loss) before income taxes
   and cumulative effect of
   accounting change                             (3,561)           1,120              (316)           (2,757)
Provision for income taxes
(benefit)                                            (7)             305               (52)              246
                                       ----------------- ---------------- ----------------- -----------------

Income (loss) before cumulative
   effect of accounting change                   (3,554)             815              (264)           (3,003)
Cumulative effect of accounting
   change                                          (263)               -                 -              (263)
                                       ----------------- ---------------- ----------------- -----------------
Net income (loss)                               $(3,817)         $   815            $ (264)          $(3,266)
                                       ================= ================ ================= =================

*    Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

                  Condensed Combining Statement of Cash Flows (Unaudited)
                          Three Months Ended March 31, 1999
                                 (In thousands)

                                                              Guarantor       Non-Guarantor        PRG
                                              PRG*           Subsidiaries      Subsidiaries      Combined
                                             ------------- ----------------- ---------------- ---------------

Net cash provided by (used in)
  operating activities                         $(4,458)       $  752              $(101)           $(3,807)

Investing activities
Purchases of property and equipment             (6,072)         (507)               (20)            (6,599)
Proceeds from sale of rental
  equipment and property                         8,035           ---                ---              8,035
Additions to software development costs            (56)          ---                ---                (56)
Other assets                                    (1,752)                                             (1,752)
                                              ------------- ----------------- ---------------- ---------------
Net cash provided by (used in)
investing activities                               155          (507)               (20)              (372)

Financing activities
Proceeds from long-term debt                    10,000           ---                ---             10,000
Repayments of long-term debt                    (6,594)         (201)               ---             (6,795)
Member contributions and issuance of
  Preferred units                                1,728           ---                ---              1,728
                                             ------------- ----------------- ---------------- ---------------
Net cash provided by (used in)
financing activities                             5,134          (201)               ---              4,933
                                             ------------- ----------------- ---------------- ---------------

Net increase (decrease) in cash
  and cash equivalents                             831            44               (121)               754
Cash and cash equivalents--beginning
  of period                                      2,805         3,364               (155)             6,014
                                             ------------- ----------------- ---------------- ---------------
Cash and cash equivalents--end of period       $ 3,636        $3,408              $(276)          $  6,768
                                             ============= ================= ================ ===============

*    Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of safe harbor provisions of the Private Security Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

General

The Company is a leading integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theater, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. During the first quarter of 1999, the Company has focused on the integration of the prior year's acquisitions and the consolidation of redundant facilities and operations. In connection therewith, the Company's management authorized a restructuring plan designed to close two facilities, and integrate their operations with remaining business units.

Additionally, subsequent to March 31, 1999, the Company has expanded its audio segment with the acquisitions of the net assets of A-1 Audio, Inc. and Ancha Electronics, Inc. The acquisitions have given the audio segment a larger inventory of audio products for rental, and have created a national delivery system for audio installations.

Results of Operations

Comparability of Periods
Financial results for the three month period ended March 31, 1999 are not fully comparable to prior periods due to the acquisitions of Holdings, Production Arts, CBE, SPL, PLS and Haas on June 19, June 30, July 31, August 19, October 23 and November 30, 1998, respectively.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenues. The Company's revenues more than doubled to $55.5 million for the three months ended March 31, 1999 an increase of $30.0 million or 118%, from $25.5 million for the three months ended March 31, 1998. The increase was primarily attributable to revenues generated by operations acquired subsequent to the first quarter of 1998. Revenues increased in the lighting segment by approximately $14.1 million. This increase was primarily related to the acquisitions of Holdings and Production Arts in June 1998. Revenues in the scenery segment increased by approximately $3.2 million primarily related to an increase in scenery fabrication projects. The acquisition of SPL in August 1998 provided an additional $6.6 million in revenues for the first three months in 1999 for the audio segment. Revenues in the event services segment increased approximately $5.3 million primarily resulting from the acquisitions of CBE and Haas in July and November, respectively. These acquisitions provided an additional $7.7 million in revenues for the three months ended March 31, 1999, which was partially offset by a decrease in trade show revenues.

Gross Profit. The Company's gross profit increased to $17.0 million for the three months ended March 31, 1999, from $8.6 million for the same period in 1998, resulting in an increase of $8.4 million, or 98%. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin decreased as a percentage of revenues from approximately 33.5% for the three months ended March 31, 1998 to 30.7% for the three months ended March 31, 1999. The decrease was primarily attributable to the shift in revenue mix between rental revenues and sales revenues. For the three months ended March 31, 1999, rental revenues comprised only 33% of total revenues as compared to 45% for the same period in the prior year. Rental revenues have a greater gross margin than sales revenues. The reason for the change in the revenue mix is primarily attributable to the acquisitions of CBE, SPL, and Haas during 1998. These operations do not have significant rental revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $12.6 million for the three months ended March 31, 1999 compared to $6.7 million for the same period last year. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Holdings, Production Arts, CBE, SPL, PLS and Haas. These acquisitions added approximately $6.6 million in additional selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses decreased to 22.7% for three months ended March 31, 1999 as compared to 26.2 % for the same period in 1998.

Restructuring Charges. Restructuring charges relate to the implementation of a plan to close the Denver office of one of the event services operating units and the closure of a New Jersey office within the lighting segment. The aggregate amount of approximately $1.2 million primarily reflects rental payments for the remaining lease period, severance payments relating to workforce reductions and the write-off of the net book value of furniture and leasehold improvements for vacated properties.

Operating Profit. Operating profit was $1.8 million for the three months ended March 31, 1999, an increase of $0.9 million from $0.8 million for the three months ended March 31, 1998. Operating profit, as a percentage of revenues, was 3.2% for both of the three month periods ending March 31, 1999 and 1998.

Interest Expense. Interest expense increased to $4.6 million for the three month period ended March 31, 1999 from $3.1 million for the three months ended March 31, 1998. The increase was primarily attributed to the interest expense associated with the increased borrowings under the Company's Credit Facility.

Income Taxes. The provision for income taxes represents corporate, state and foreign taxes for the acquired subsidiaries that are subject to income tax. The provision as a percentage of income before taxes for those subsidiaries was approximately 41% for the three months ended March 31, 1999. For the three months ended March 31, 1998, no subsidiaries were subject to Federal income taxes.

Cumulative Effect of Accounting Change. The Company implemented Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5), and, accordingly, wrote off all capitalized start-up costs effective January 1, 1999.

Net Loss. The Company had a net loss of $3.3 million for the three months ended March 31, 1999 compared to a net loss of $2.1 million for the three months ended March 31, 1998. The net loss was primarily due to the aforementioned decrease in gross profit as a percentage of revenue, the charge for restructuring and an increase in interest expense, partially offset by the decline in selling, general and administrative expenses, and depreciation expenses, as a percentage of revenues.


Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company repaid bank borrowings of approximately $6.8 million, and incurred additional borrowings of $10.0 million. In accordance with an amendment to the Company's Credit Facility, the Company was required to sell its facility in Las Vegas, Nevada. As a result, the Company completed a sale and leaseback arrangement with an unrelated party for the facility in March 1999. The net proceeds of approximately $6.5 million (excluding $1.0 million which has been held in escrow by the buyer pending final execution of certain documents) were primarily used to repay the Credit Facility. The Company recorded an impairment loss of approximately $1.8 million related to this Facility in its combined statement of operations for the year ended December 31, 1998.

The Company's other investing activities have been financed primarily from members' contributions and bank borrowings under the existing $100 million, senior secured, reducing, revolving Credit Facility due December 31, 2002. The Guarantors are restricted from making distributions under the terms of the Indenture and the Credit Facility.

The following table sets forth certain information from the Company's Combined Statements of Cash Flows for the three months ended March 31, 1999 and 1998:

                                                  1999                1998
                                             ----------------   ----------------
    Net cash provided by (used in):
         Operating activities                $   (3,807)        $       (448)
         Investing activities                      (372)             (12,587)
         Financing activities                     4,933                 (126)


The Company believes that cash flows from operations and borrowings available under the Credit Facility will be sufficient to meet operating needs and capital spending requirements for the next twelve months. Borrowings under the Credit Facility are subject to the maintenance of certain restrictive financial covenants including a minimum pro forma interest coverage ratio and fixed charge coverage ratio and a maximum leverage ratio.

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

Management's Plan. The Company's plan to address the Year 2000 Issue involves the following four steps: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 problem for all divisions and subsidiaries of the Company included in the Company's 1998 financial statements. The Company is currently assessing acquisitions made subsequent to March 31, 1999. The completed assessment concluded that several of the Company's legacy financial applications (principally general ledger) needed to be replaced. In addition, the Company has identified a list of hardware and software used throughout the Company requiring replacement. Finally, the Company has queried its 100 most critical vendors and customers that do not share information systems with the Company (external agents) regarding their Year 2000 compliance. To date, the Company has received a 46% response rate and is not yet aware of any external agent with a Year 2000 issue that could reasonably be expected to materially impact the Company's results of operations, liquidity or capital resources. The Company anticipates completing its assessment of external agents during the third quarter of 1999. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The only enterprise system that interfaces directly outside the Company is its outsourced payroll system (ADP). This system has been certified as fully year 2000 compliant.

The Company is approximately 50% complete in its remediation phase. The key aspect of this phase is replacing the legacy financial applications that are not Year 2000 compliant. In order to have Year 2000 compliant systems and to improve access to business information through common, integrated computing systems across the Company, a fully compliant Enterprise Resource Planner ("ERP") (principally financial applications) was purchased from the Oracle Corporation in 1997. The Company has implemented the ERP in approximately half of the operating divisions and plans to have it implemented in most of the remaining divisions by the fourth quarter of 1999. Additionally, the Company is remediating all non-compliant systems in the event that certain operating divisions are not implemented onto the ERP system. The Company would have implemented the ERP without regard to Year 2000 issues although the Year 2000 issues have accelerated the Company's implementation.

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

Costs. The Company will utilize primarily internal resources to program, replace, test and implement changes for the Year 2000 project. The total cost of the project is anticipated to approximate $4.0 million including the cost of acquiring hardware and software required for the ERP system. Of this amount, approximately $3.2 million has been spent to date. The amount primarily represents the purchase and rollout of the Company's ERP and the remediation of legacy systems. The remainder will primarily entail software and hardware upgrades and further rollout of the ERP. The Company does not track the portion of these costs attributable to Year 2000 compliance and does not allocate internal costs (primarily personnel costs of ITS personnel) to Year 2000 compliance.

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

Contingency Plans. The Company has contingency plans for certain critical applications. These contingency plans involve primarily manual work-arounds. The Company plans to evaluate the status of completion more thoroughly in July 1999 and determine the extent of further contingency planning, and formalize that planning already arranged.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company also has limited foreign currency risk associated with its European operations.

Interest Rate Risk

The Company's interest rate risk management objective is to limit the impact of interest rate changes on its earnings and cash flows and to lower its overall borrowing cost.

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


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27.1 Financial Data Schedule*


* Filed herewith



(b) Reports on Form 8-K.

 The Company filed a current report on Form 8-K/A, dated February 16, 1999, reporting in Item 2, "Acquisition or Disposition of Assets," its acquisition of Haas Multiples Environmental Marketing & Design, Inc.

 The Company filed a current report on Form 8-K, dated May 13, 1999, reporting in Item 2, "Acquisition or Disposition of Assets," its acquisition of the assets of Ancha Electronics, Inc.

PRODUCTION RESOURCE GROUP, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODUCTION RESOURCE GROUP, L.L.C.

Dated:    May 14, 1999                  By: /s/ Bradley G. Miller
                                            --------------------------
                                                Bradley G. Miller
                                        Chief Operating and Financial Officer
                                        (Principal Financial Officer)

Exhibit Index

27.1 Financial Data Schedule