Form 10-Q
period 1999-06-30
PRODUCTION RESOURCE GROUP LLC
filed 1999-08-13
CIK 1055417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934



                                    333-46235
                            ------------------------
                            (Commission File Number)



                        PRODUCTION RESOURCE GROUP, L.L.C.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



            Delaware                                        14-1786937
            --------                                        ----------
(State or other Jurisdiction of Formation)              (I.R.S. Employer
                                                         Identification No.)


539 Temple Hill Road, New Windsor, New York                  12553
-------------------------------------------                  -----
(Address of Principal Executive Offices)                   (Zip Code)


                                 (914) 567-5700
                                 --------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999: Not Applicable

                        PRODUCTION RESOURCE GROUP, L.L.C.

                                Table Of Contents



PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited):

              Combined Balance Sheets as of June 30, 1999 and December 31, 1998

              Combined Statements of Operations for the six months and three months ended June 30, 1999 and 1998

              Combined Statements of Cash Flows for the six months ended June 30, 1999 and 1998

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures

                        PRODUCTION RESOURCE GROUP, L.L.C.
                             Combined Balance Sheets
                                 (In thousands)

                                                                              June 30,         December 31,
                                                                                1999              1998 *
                                                                            (unaudited)
                                                                            -----------        ------------
                               Assets
Current assets:
   Cash and cash equivalents                                                $     7,036        $      6,014
   Accounts receivable - net of allowance of  $3,127 at June 30,
     1999 and $2,570 in 1998                                                     46,479              35,415
   Deferred production expenses                                                   2,185                 958
   Inventories                                                                   12,220              10,755
   Other current assets                                                           9,281               6,760
                                                                            -----------        ------------
Total current assets                                                             77,201              59,902

Property and equipment - net                                                     82,067              82,096
Goodwill - net of accumulated amortization of $3,190 at June 30,
   1999 and  $2,031 in 1998                                                      46,322              46,116
Other assets                                                                     13,454               7,992
                                                                            -----------        ------------
Total assets                                                                $   219,044        $    196,106
                                                                            ===========        ============


              Liabilities and Members' Equity (Deficit)
Current liabilities:
   Current portion of long-term debt                                        $       720        $      8,046
   Accounts payable                                                              19,431              16,725
   Payroll and sales taxes payable                                                4,163               3,164
   Income taxes payable                                                             820               1,659
   Deferred revenue                                                               8,338               4,797
   Other current liabilities  (including accrued interest of $5,446
     at June 30, 1999 and $5,366 in 1998)                                        10,301              11,063
                                                                            -----------        ------------
Total current liabilities                                                        43,773              45,454


Long-term debt:
  Senior Subordinated Notes                                                     100,000             100,000
  Credit Facility                                                                63,538              45,638
  Other long-term debt                                                            3,376               3,557
                                                                            -----------        ------------
Total long-term debt                                                            166,914             149,195
Deferred  income tax liability                                                    1,051               1,305
Minority interest                                                                     -                 233

 Total members' equity (deficit) includes accumulated other
    Comprehensive loss of $380 at June 30, 1999 and $13 in 1998)                  7,306                 (81)
                                                                            -----------        ------------
Total Liabilities and Members' Equity (Deficit)                             $   219,044        $    196,106
                                                                            ===========        ============


Note: The combined balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

* Certain items have been reclassified to conform to current period presentation.



                             See accompanying notes.

                        PRODUCTION RESOURCE GROUP, L.L.C.
                  Combined Statements of Operations (Unaudited)
                                 (In thousands)

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                        1999              1998            1999              1998
                                                     ---------         ---------        ---------         ---------
Revenues                                             $  66,348         $  29,879        $ 121,879         $  55,365
Direct production expenses:
   Direct production costs                              45,019            17,971           80,018            32,548
   Depreciation expense                                  3,504             2,403            6,993             4,761
                                                     ---------         ---------        ---------         ---------
                                                        48,523            20,374           87,011            37,309

Gross profit                                            17,825             9,505           34,868            18,056

Selling, general and administrative expenses            14,263             6,785           26,865            13,463
Other depreciation and amortization                      1,449             1,202            2,953             2,247
Restructuring charges                                      562                 -            1,735                 -
Non-recurring compensation expense                         365                 -              365                 -
                                                     ---------         ---------        ---------         ---------

Operating profit                                         1,186             1,518            2,950             2,346
Other (income) expense                                      54                 -               54                 -
Interest expense                                         4,772             3,164            9,351             6,233
Interest (income)                                          (67)             (222)            (125)             (433)
                                                     ---------         ---------        ---------         ---------
Loss before income taxes and cumulative
   effect of accounting change and minority interest    (3,573)           (1,424)          (6,330)           (3,454)
Provision (benefit) for income taxes                       (47)              170              199               193
                                                     ---------         ---------        ---------         ---------

Loss before cumulative effect of accounting
   change and minority interest                         (3,526)           (1,594)          (6,529)           (3,647)
Minority interest                                           (2)              (11)              (2)              (11)
Cumulative effect of accounting change                       -                 -             (263)                -
                                                     ---------         ---------        ---------         ---------

Net loss                                             $  (3,528)        $  (1,605)       $  (6,794)        $  (3,658)
                                                     =========         =========        =========         =========



                             See accompanying notes.

                        PRODUCTION RESOURCE GROUP, L.L.C.
                  Combined Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                        1999                 1998 *
                                                                                      ---------            ---------
Operating activities
Net loss                                                                              $ (6,794)            $  (3,658)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation                                                                        8,648                 5,963
     Amortization of goodwill and other                                                  1,297                   696
     Amortization of debt-related costs                                                    374                   348
     Minority interest, net                                                               (231)                    -
     Provision for doubtful accounts                                                       646                   191
     Gain on sale of property and equipment                                             (1,372)                 (927)
     Cumulative effect of accounting change                                                263                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (7,356)                3,773
       Deferred production expenses                                                       (838)                    -
       Inventories                                                                         197                (3,032)
       Other current assets                                                             (1,698)                 (517)
       Accounts payable                                                                    189                (7,788)
       Payroll and sales taxes payable                                                     514                   305
       Deferred revenue                                                                  2,349                 1,868
       Income taxes payable                                                                211                     -
       Other current liabilities                                                        (3,076)                5,923
                                                                                      --------             ---------
Net cash (used in) provided by operating activities                                     (6,677)                3,145

Investing activities
Acquisition of net assets of  A-1 Audio, Inc., net of cash  acquired                    (8,268)                    -
Acquisition of net assets of  Ancha Electronics, Inc., net of cash
  acquired                                                                              (3,952)                    -
Acquisition of net assets of  Production Arts, Inc., net of cash  acquired                   -               (13,604)
Acquisition of net assets of  Light & Sound Design Holdings Ltd., net of
  cash  acquired                                                                             -               (14,525)
Acquisition of net assets of  Pro-Mix, Inc., net of cash  acquired                           -                (6,328)
Purchases of property and equipment                                                    (11,170)               (9,171)
Proceeds from sale of rental equipment and property                                      9,771                 1,471
Additions to software development costs                                                   (109)                 (192)
Other assets                                                                            (3,284)               (2,773)
                                                                                      --------             ---------
Net cash used in investing activities                                                  (17,012)              (45,122)

Financing activities
Proceeds from long-term debt                                                            27,290                32,338
Repayments of long-term debt                                                           (17,140)                 (614)
Additions to bond offering costs and deferred financing costs                                -                  (280)
Issuance of preferred units                                                                 50                     -
Member contributions                                                                    14,511                     -
                                                                                      --------             ---------
Net cash provided by financing activities                                               24,711                31,444
                                                                                      --------             ---------

Net increase (decrease) in cash and cash equivalents                                     1,022               (10,533)
Cash and cash equivalents--beginning of period                                           6,014                27,164
                                                                                      --------             ---------
Cash and cash equivalents--end of period                                              $  7,036             $  16,631
                                                                                      ========             =========

* Certain items have been reclassified to conform to current period presentation.



                             See accompanying notes.

PRODUCTION RESOURCE GROUP, L.L.C.
Notes to Combined Financial Statements (Unaudited)



1.   General

Presentation

The accompanying unaudited combined financial statements of Production Resource Group, L.L.C. (the "Company" or "PRG LLC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, due to fluctuations in the Company's varying markets. For further information, refer to the combined financial statements and footnotes thereto included in the Production Resource Group, L.L.C. Annual Report on Form 10-K for the year ended December 31, 1998.


Business

The Company is an integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theatre, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. The Company operates through four segments: lighting, audio, event services and scenery.

The lighting segment provides automated lighting systems and related products for rental and sale. The Company's audio segment provides sound equipment for sale and rental, as well as sound system design, installation and consulting services to customers with large-scale systems such as casinos, sports stadiums and corporations. The event services segment provides a variety of services, primarily to corporate clients, including exhibit fabrication and production management for trade and industrial shows. The scenery segment fabricates scenery for sale and rents automation equipment that controls the motion of such scenery to the live entertainment market.


Sale of Units

On June 15, 1999, the members of the Company (other than Harris Production Services, Inc.) ("HPS") contributed their equity interests (membership units) in the Company to Production Resource Group Inc. ("PRG Inc."), a Delaware corporation, in exchange for stock of PRG Inc. Simultaneously with such contribution, the shareholders of HPS contributed their stock in HPS to PRG Inc. in exchange for stock in PRG Inc. and certain shareholders of PRG Inc. sold shares of PRG Inc. to Boston Ventures Limited Partnership V, a Delaware limited partnership ("BV"). Furthermore, BV made a contribution to the Company in the amount of $12,000,000. Further, PRG Inc. then contributed the ownership interests held in the Company to HPS making HPS a wholly-owned subsidiary of PRG Inc. and as a result the Company became a wholly-owned subsidiary of HPS. The Company incurred non-recurring compensation expense of approximately $365,000 related to the compensation of senior management related to the closure of the above transaction. PRG Inc. also issued stock to the minority interest holders of Light & Sound Design Ltd. for the remaining shares not owned by the Company. PRG Inc. then contributed such stock in Light &

Sound Design to HPS which, in turn, contributed such shares to the Company. Other than as described above, PRG Inc. had no operations or transactions during the quarter and will continue to function solely as a holding company. PRG LLC will continue to function as the operating entity.



2.  Accounting Policies

Principles of Combination

The Company's combined financial statements include the accounts of all the entities under common control of the members of the Company. The financial statements do not include the accounts of PRG Inc. All intercompany balances and transactions have been eliminated.


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



3. Acquisitions

The Company completed two acquisitions during the six months ended June 30, 1999. On April 5, 1999, the Company acquired all the assets and assumed certain liabilities of A-1 Audio, Inc. ("A-1 Audio"). A-1 Audio, based in Hollywood, California, provides audio products for sale and rental primarily to the concert touring market. The acquired assets of A-1 Audio will operate as part of the Company's audio segment. The Company paid approximately $8.3 million for the acquisition using its Credit Facility.

On April 30, 1999, the Company acquired all of the assets and assumed certain liabilities of Ancha Electronics, Inc. ("Ancha"). Ancha, based in Rolling Meadows, Illinois with offices in Norcross, Georgia; Tampa, Florida; and Houston, Texas, provides specialized audio and video systems for installation. The acquired assets of Ancha will operate as part of the Company's audio segment. The Company paid approximately $3.9 million for Ancha including the issuance of 2,666 Preferred Units of the Company with a liquidation preference of $100,000. The Company financed the acquisition using its Credit Facility.

The pro forma results of operations for the six months ended June 30, 1999 and 1998, assuming consummation of all 1998 and 1999 acquisitions as of January 1, 1998 are as follows:

      (In thousands)                                               Six Months Ended June 30,
                                                                ------------------------------
                                                                   1999                1998
                                                                ------------------------------
         Total revenues from continuing operations              $ 129,755            $ 117,663

           Net income (loss)                                    $  (7,127)           $  (1,770)

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

                                                                        Three month period ended June 30, 1999
    -------------------------------------------------------------------------------------------------------------------
     (In thousands)
                                                                            Event
                                           Lighting          Audio         Services        Scenery          Total
    -------------------------------------------------------------------------------------------------------------------
    Revenues from external customers       $ 26,951         $ 15,689       $ 14,516       $  9,192         $ 66,348
     Intersegment revenues                      768               90          1,269            332            2,459
     Segment profit (1)                       3,804            1,972          1,865          2,641           10,282
    -------------------------------------------------------------------------------------------------------------------


                                                                     Three month period ended June 30, 1998 (2)
    -------------------------------------------------------------------------------------------------------------------
     (In thousands)
                                                                            Event
                                           Lighting          Audio         Services        Scenery          Total
    -------------------------------------------------------------------------------------------------------------------
    Revenues from external customers       $ 13,108         $  3,452       $  6,540       $  6,779         $ 29,879
     Intersegment revenues                    1,076               -               3            346            1,425
     Segment profit                           3,690            1,434            558          1,862            7,544
    -------------------------------------------------------------------------------------------------------------------


                                                                         Six month period ended June 30, 1999
    -------------------------------------------------------------------------------------------------------------------
     (In thousands)
                                                                            Event
                                           Lighting          Audio         Services        Scenery          Total
    -------------------------------------------------------------------------------------------------------------------
    Revenues from external customers       $ 54,049         $ 25,862       $ 24,284       $ 17,684         $121,879
     Intersegment revenues                    2,139              102          1,597            779            4,617
     Segment profit (1)                       9,274            3,443          2,322          5,811           20,850


                                                                      Six month period ended June 30, 1998 (2)
    -------------------------------------------------------------------------------------------------------------------
     (In thousands)
                                                                            Event
                                           Lighting          Audio         Services        Scenery          Total
    -------------------------------------------------------------------------------------------------------------------
    Revenues from external customers       $ 26,091         $  6,154       $ 10,979       $ 12,141         $ 55,365
     Intersegment revenues                    1,563                -             73            811            2,447
     Segment profit                           6,039            2,395          1,149          4,263           13,846
    -------------------------------------------------------------------------------------------------------------------

(1) Segment profit excludes restructuring charges and non-recurring compensation expense.

(2) Certain items have been reclassified to conform to current period presentation.

  -----------------------------------------------------------------------------------------------------------------
                                                Three Months Ended June 30,            Six Months Ended June 30,
   (In thousands)                                 1999               1998                1999              1998
                                               --------------------------------------------------------------------
  Profit (loss)
  Total profit for reportable
    segments                                   $ 10,282           $  7,544            $ 20,850           $ 13,846
  Restructuring charges and
    non-recurring compensation
    expense                                        (927)                 -              (2,100)                 -
  Unallocated amounts:
    Corporate selling, general, and
       administrative expenses                   (3,216)            (2,377)             (5,854)            (4,556)
    Depreciation and amortization                (4,953)            (3,605)             (9,946)            (7,008)
    Interest expense, net                        (4,705)            (2,942)             (9,226)            (5,800)
    Other income (expense)                          (54)               (44)                (54)                64
                                               --------           --------            --------           --------

  Total loss before income taxes and
     cumulative effect of accounting
     change                                    $ (3,573)          $ (1,424)           $ (6,330)          $ (3,454)
                                               ========           ========            ========           ========



 (In thousands)                                                       June 30,                  December 31,
                                                                        1999                        1998
                                                                    -------------               -------------
 Assets
 Total assets for reportable segments                               $     118,480               $      99,075
 Unallocated amounts:
    Goodwill                                                               46,322                      46,116
    Corporate property and equipment                                       49,604                      43,750
    Corporate other assets                                                  6,602                       6,380
 Elimination of intercompany receivables                                   (4,495)                     (1,770)
                                                                    =============                ============
 Total combined assets *                                            $     216,513                $    193,551
                                                                    =============                ============

--------------------------------------------------------------------------------

* The total combined assets as of June 30, 1999 and December 31, 1998 exclude assets associated with the previously discontinued Permanent Installation Themed Attraction business of approximately $2.5 million and $2.6 million, respectively.



5.       Restructuring Charges

Restructuring charges relate to the implementation of a plan to close the Company's Denver operations, operating in the event services segment, and the closure of a New Jersey office within the lighting segment. The aggregate amount of approximately $1.7 million primarily reflects rental payments for the remaining lease periods, severance payments relating to workforce reductions and the write-off of the net book value of furniture and leasehold improvements for vacated properties. At June 30, 1999, approximately $1.6 million of cash expenditures have been charged against the reserve.



6.       Comprehensive Loss

Total comprehensive loss amounted to approximately $3.8 million and $1.6 million for the three months ended June 30, 1999 and 1998, respectively. Total comprehensive loss amounted to approximately $7.2 million and $3.7 million for the six months ended June 30, 1999 and 1998, respectively. The difference between net loss and total comprehensive loss for the three month period and the six month periods ended June 30, 1999 is the result of foreign currency translation adjustments related to the Company's United Kingdom subsidiary acquired in June 1998.



7.  Subsidiary Financial Information

The following table presents unaudited condensed combining financial statements as of June 30, 1999 and for the six months ended June 30, 1999 with respect to the financial position and results of operations of the Company and its wholly-owned and majority-owned subsidiaries. On December 24, 1997, the Company and PRG Finance Corporation ("Finance Corp."), a Delaware Corporation, issued $100 million of 11 1/2 % of Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. and Light and Sound Design. Seven of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company). The condensed combining financial statements are presented in lieu of separate financial statements and other related disclosures of Finance Corp., Light and Sound Design, and the Guarantors as management has determined that such information is not material to investors.

                  Condensed Combining Balance Sheet (Unaudited)
                                  June 30, 1999
                                 (In thousands)

                                                         Guarantor       Non-Guarantor                        PRG
                                            PRG*        Subsidiaries     Subsidiaries     Adjustments       Combined
                                        --------------------------------------------------------------------------------
                Assets
Current assets:
   Cash and cash equivalents                 $ 5,294          $  2,211         $  (469)                        $  7,036
   Accounts receivable, net                   30,986            13,984            1,509                          46,479
   Deferred production expenses                2,185                 -                -                           2,185
   Inventories                                 8,055             3,357              808                          12,220
   Intercompany receivables                      348             1,944          (2,292)                               -
   Other current assets                        3,876             2,823            2,582                           9,281
                                        --------------------------------------------------------------------------------
Total current assets                          50,744            24,319            2,138                          77,201

Property and equipment,  net                  68,388             9,555            4,124                          82,067
Investment in subsidiaries                    27,767                 -                -      $ (27,767)               -
Goodwill, net                                 32,887             8,607                -          4,828           46,322
Other assets                                  13,110                66              278                          13,454
                                        ================================================================================
Total assets                               $ 192,896         $  42,547         $  6,540      $ (22,939)       $ 219,044
                                        ================================================================================


        Liabilities and Equity
Current liabilities:
   Current portion of long-term debt       $     648         $      72                                        $     720
   Accounts payable                            8,120             9,925           $1,386                          19,431
   Payroll and sales taxes payable             2,572             1,591                -                           4,163
    Income taxes payable                           -               820                -                             820
   Deferred revenue                            7,894               444                -                           8,338
   Other current liabilities                   9,030               514              757                          10,301
                                        --------------------------------------------------------------------------------
Total current liabilities                     28,264            13,366            2,143                          43,773

Long-term debt
  Senior Subordinated Notes                  100,000                 -                -                         100,000
  Credit Facility                             63,538                 -                -                          63,538
   Other long-term (receivable) debt         (10,909)           14,729             (444)                          3,376
                                        --------------------------------------------------------------------------------
                                             152,629            14,729             (444)                        166,914

Deferred tax liability                             -               468              583                           1,051

Equity                                        12,003            13,984            4,258      $ (22,939)           7,306
                                        --------------------------------------------------------------------------------

                                           $ 192,896          $ 42,547           $6,540       $(22,939)        $219,044
                                        ================================================================================



*    Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

             Condensed Combining Statement of Operations (Unaudited)
                         Six Months Ended June 30, 1999
                                 (In thousands)


                                                               Guarantor       Non-Guarantor          PRG
                                                  PRG*        Subsidiaries     Subsidiaries         Combined
                                              --------------------------------------------------------------
Revenues                                        $80,743          $36,931            $4,205          $121,879

Direct production costs                          51,146           26,344             2,528            80,018
Depreciation expense                              5,755              729               509             6,993
                                              --------------------------------------------------------------
Gross  profit                                    23,842            9,858             1,168            34,868

Selling, general and administrative
    expenses                                     17,740            7,789             1,336            26,865
Other depreciation and
    amortization                                  2,508              360                85             2,953
Restructuring charges                             1,735                -                 -             1,735
Non-recurring compensation                          365                -                 -               365
                                              --------------------------------------------------------------
Operating profit                                  1,494            1,709             (253)             2,950

Other (income) expense                               54                -                 -                54
Interest expense                                  8,680              652                19             9,351
Interest (income)                                 (100)             (25)                 -             (125)
                                              --------------------------------------------------------------

Income (loss) before income taxes
   and cumulative effect of
   accounting change                            (7,140)            1,082             (272)           (6,330)
Provision (benefit) for income taxes               (30)              315              (86)               199
                                              --------------------------------------------------------------
Income (loss) before cumulative
   effect of accounting change                  (7,110)              767             (186)           (6,529)
Minority interest                                   (2)                -                -                (2)
Cumulative effect of accounting change            (263)                -                -              (263)
                                              --------------------------------------------------------------
Net income (loss)                              $(7,375)            $ 767            $(186)          $(6,794)
                                              ==============================================================


*    Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

             Condensed Combining Statement of Cash Flows (Unaudited)
                         Six Months Ended June 30, 1999
                                 (In thousands)

                                                               Guarantor       Non-Guarantor          PRG
                                                  PRG*        Subsidiaries     Subsidiaries         Combined
                                              --------------------------------------------------------------
Net cash (used in) provided by
     operating activities                      $ (7,164)        $     643          $ (156)        $ (6,677)

Investing activities
Purchases of property and equipment              (9,322)           (1,690)           (158)         (11,170)
Proceeds from sale of rental
     equipment and property                       9,477               294               -            9,771
Additions to software development costs            (109)                -               -             (109)
Other assets                                    (15,504)                -               -          (15,504)
                                              --------------------------------------------------------------
Net cash (used in) investing
     activities                                 (15,458)           (1,396)           (158)         (17,012)


Financing activities
Proceeds from long-term debt                     27,290                 -               -           27,290
Repayments of long-term debt                    (16,740)             (400)              -          (17,140)
Member contributions and issuance of
    preferred units                              14,561                 -               -           14,561
                                              --------------------------------------------------------------

Net cash provided by (used in)
financing  activities                            25,111              (400)              -           24,711
                                              --------------------------------------------------------------

Net increase (decrease) in cash and
   cash equivalents                               2,489            (1,153)           (314)           1,022
Cash and cash equivalents-beginning
   of period                                      2,805             3,364            (155)           6,014
                                              --------------------------------------------------------------
Cash and cash equivalents-end of
   period                                        $5,294            $2,211           $(469)          $7,036
                                              ==============================================================


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


General

The Company is a leading integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theater, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. During the second quarter of 1999, the Company has focused on the integration of the prior year's acquisitions and the consolidation of redundant facilities and operations. In connection therewith, the Company's management authorized a restructuring plan designed to close two facilities, and integrate their operations with remaining business units.

Additionally, during the second quarter of 1999, the Company has expanded its audio segment with the acquisitions of the net assets of A-1 Audio, Inc. ("A-1 Audio") and Ancha Electronics, Inc ("Ancha"). The acquisitions have given the audio segment a larger inventory of audio products for rental, and have created a national delivery capability for the engineering, fabrication and installation of audio and video systems.


Results of Operations

Comparability of Periods

Financial results for the three month period and six month period ended June 30, 1999 are not fully comparable to prior periods due to the acquisitions of Light and Sound Design (previously referred to as "Holdings" in all prior filings), Production Arts, CBE, SPL, PLS and Haas on June 19, June 30, July 31, August 19, October 23 and November 30, 1998, respectively and the A-1 Audio and Ancha acquisitions previously discussed.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues. The Company's revenues more than doubled to $66.3 million for the three months ended June 30, 1999 an increase of $36.4 million or 122%, from $29.9 million for the three months ended June 30, 1998. The increase was primarily attributable to revenues generated by operations acquired in and subsequent to the second quarter of 1998. Revenues increased in the lighting segment by approximately $13.9 million. This increase was primarily related to the acquisitions of

Light and Sound Design and Production Arts in June 1998, and PLS in October 1998 which collectively provided an additional $12.2 million. The remaining $1.7 million represents incremental growth of previously existing businesses. Revenues in the scenery segment increased by approximately $2.4 million primarily related to an increase in scenery fabrication projects. In the audio segment, the acquisitions of SPL in August 1998 and Ancha and A1 Audio in April 1999 provided an additional $6.1 million, $3.0 million and $1.5 million in revenues, respectively, for the second quarter of 1999. The remaining increase of $1.6 million was primarily attributed to incremental growth of the existing audio segment. Revenues in the event services segment increased approximately $8.0 million primarily resulting from the acquisitions of CBE and Haas in July and November, that provided an additional $11.0 million in revenues for the three months ended June 30, 1999 partially offset by the decline in revenues of approximately 2.2 million related to the closure of the Denver based operating unit during the first half of 1999.

Gross Profit. The Company's gross profit increased to $17.8 million for the three months ended June 30, 1999, from $9.5 million for the same period in 1998, resulting in an increase of $8.3 million, or 87%. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin decreased as a percentage of revenues from approximately 32% for the three months ended June 30, 1998 to 27% for the three months ended June 30, 1999. The decrease was primarily attributable to the shift in revenue mix between rental revenues and sales and installation revenues. For the three months ended June 30, 1999, rental revenues comprised only 30% of total revenues as compared to 39% for the same period in the prior year. Rental revenues have a greater gross margin than sales and installation revenues. The reason for the change in the revenue mix is primarily attributable to the acquisitions of CBE, SPL, and Haas during 1998 and Ancha in 1999. These operations do not have rental revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $14.3 million for the three months ended June 30, 1999 compared to $6.8 million for the same period last year. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Light and Sound Design, Production Arts, CBE, SPL, PLS, Haas, and most recently, Ancha and A-1 Audio. As a percentage of revenues, selling, general and administrative expenses decreased to 21% for three months ended June 30, 1999 as compared to 23% for the same period in 1998.

Restructuring Charges. The increase in restructuring charges relates to the closure of the Denver operations within the event services' segment. The additional payments in the second quarter of approximately $0.6 million represented primarily additional costs related to vacating the leased premises.

Non-recurring compensation. The non-recurring compensation in the three month period ended June 30, 1999 represented bonus payments paid to senior management related to the sale of membership units to the BV (See "Sale of Units" in the notes to the financial statements).

Operating Profit. Operating profit was $1.2 million for the three months ended June 30, 1999, a decrease of $0.3 million from $1.5 million for the three months ended June 30, 1998. Operating profit, as a percentage of revenues, was 2% for the second quarter of 1999 and 5% for the second quarter of 1998. Operating profit would have been $2.1 million for the three months ended June 30, 1999 if not for the restructuring charge of $562,000 and $365,000 for the non-recurring compensation.

Interest Expense. Interest expense increased to $4.8 million for the three month period ended June 30, 1999 from $3.2 million for the three months ended June 30, 1998. The increase was primarily attributed to the interest expense associated with the increased borrowings under the Company's Credit Facility.

Income Taxes. For the three months ended June 30, 1998, no subsidiaries were subject to Federal income taxes. For the three months ended June 30, 1999, the benefit for income taxes represents corporate federal, state and foreign taxes for the acquired subsidiaries that are subject to income tax.

Net Loss. The Company had a net loss of $3.5 million for the three months ended June 30, 1999 compared to a net loss of $1.6 million for the three months ended June 30, 1998. The net loss was primarily due to the restructuring charge, the aforementioned decrease in gross profit as a percentage of revenue, and an increase in interest expense, partially offset by the decline in selling, general and administrative expenses, and depreciation expense, as a percentage of revenues.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Revenues. The Company's revenues more than doubled to $121.9 million for the six months ended June 30, 1999 an increase of $66.5 million or 120%, from $55.4 million for the six months ended June 30, 1998. The increase was primarily attributable to revenues generated by operations acquired in and subsequent to the second quarter of 1998. Revenues increased in the lighting segment by approximately $28.0 million. This increase was primarily related to the acquisitions of Light and Sound Design and Production Arts in June 1998 and PLS in October 1998, which collectively provided an additional $26.7 million of revenues. Revenues in the scenery segment increased by approximately $5.5 million primarily related to an increase in scenery fabrication projects. The acquisitions of SPL in August 1998 and A-1 Audio and Ancha in April 1999 provided an additional $12.7 million, $3.0 million and $1.5 million in revenues, respectively, for the first half of 1999 for the audio segment. The remaining increase of approximately $2.5 million in the audio segment is attributed to incremental growth of the segment business which began in January 1998. Revenues in the event services segment increased approximately $13.3 million primarily resulting from the acquisitions of CBE in July and Haas in November, which contributed additional revenues of $7.7 million and $11.1 million, respectively. These increases were partially offset by a decline in revenues for the Denver-based operating unit that has been closed during the first half of 1999.

Gross Profit. The Company's gross profit increased to $34.9 million for the six months ended June 30, 1999, from $18.1 million for the same period in 1998, an increase of $16.8 million, or 93%. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin decreased as a percentage of revenues from approximately 33% for the six months ended June 30, 1998 to 29% for the six months ended June 30, 1999. The decrease was primarily attributable to the shift in revenue mix between rental revenues and sales and installation revenues. For the six months ended June 30, 1999, rental revenues comprised only 31% of total revenues as compared to 42% for the same period in the prior year. Rental revenues have a greater gross margin than sales and installation revenues. The reason for the change in the revenue mix is primarily attributable to the acquisitions of CBE, SPL, and Haas during 1998 and Ancha in 1999. These operations do not have rental revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $26.9 million for the six months ended June 30, 1999 compared to $13.5 million for the same period last year. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Light and Sound Design, Production Arts, CBE, SPL, PLS, Haas and the recently acquired Ancha and A-1 Audio. As a percentage of revenues, selling, general and administrative expenses decreased to 22% for six months ended June 30, 1999 as compared to 24 % for the same period in 1998.

Restructuring Charges. Restructuring charges relate to the implementation of closing the Denver operations of one of the event services segments and the closure of a New Jersey office within the lighting segment. The aggregate amount of approximately $1.7 million primarily reflects rental payments for the remaining lease period, severance payments relating to workforce reductions, the write-off of furniture and leasehold improvements, and other expenditures incurred for vacating the properties.

Non-recurring compensation. The non-recurring compensation was recorded in the three month period ended June 30, 1999 and represented bonus payments paid to senior management related to the sale of membership units to BV (See "Sale of Units" in "Notes to Combined Financial Statements").

Operating Profit. Operating profit was $2.9 million for the six months ended June 30, 1999, an increase of $0.6 million from $2.3 million for the six months ended June 30, 1998. Operating profit, as a percentage of revenues, was 2.4% for the six month period ending June 30, 1999, down from 4.2% for the same period last year. Operating profit would have been $5.1 million for the six months ended June 30, 1999 if not for the restructuring charge of $1.7 million and non-recurring compensation of $365,000.

Interest Expense. Interest expense increased to $9.4 million for the six month period ended June 30, 1999 from $6.2 million for the six months ended June 30, 1998. The increase was primarily attributed to the interest expense associated with the increased borrowings under the Company's Credit Facility.

Income Taxes. For the six months ended June 30, 1998, no subsidiaries were subject to Federal income taxes. For the six months ended June 30, 1999, the net provision for income taxes represents corporate federal state and foreign taxes for the acquired subsidiaries that are subject to income tax.

Cumulative Effect of Accounting Change. The Company implemented Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5), and, accordingly, wrote off all capitalized start-up costs effective January 1, 1999.

Net Loss. The Company had a net loss of $6.8 million for the six months ended June 30, 1999 compared to a net loss of $3.7 million for the six months ended June 30, 1998. The net loss was primarily due to the restructuring charges, the aforementioned decrease in gross profit as a percentage of revenue, non-recurring compensation expense, and an increase in interest expense, partially offset by the decline in selling general and administrative expenses, and depreciation expense, as a percentage of revenues.


Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company repaid indebtedness (principally bank borrowings) of approximately $17.1 million, and incurred additional borrowings of approximately $27.3 million. In accordance with an amendment to the Company's Credit Facility, the Company sold its facility in Las Vegas, Nevada and entered into a sale and leaseback arrangement with an unrelated party for this facility in March 1999. From the net proceeds, the Company repaid approximately $6.5 million in bank borrowings under the Credit Facility. Additionally, in conjunction with the sale of units (See Note 1 of "Notes to Combined Financial Statements"), the Company repaid an additional $10.0 million in bank borrowings under the Credit Facility with the capital contributed by BV.

The Company's investing activities have been financed primarily from members' contributions and bank borrowings under the existing $100 million, senior secured, reducing, revolving Credit Facility due December 31, 2002. The Guarantors are restricted from making distributions under the terms of the Indenture and the Credit Facility.

The following table sets forth certain information from the Company's Combined Statements of Cash Flows for the six months ended June 30, 1999 and 1998:

                                                   1999            1998
                                               ---------------------------
    Net cash provided by (used in):
         Operating activities                   $  (6,677)       $  3,145
         Investing activities                     (17,012)        (45,122)
         Financing activities                      24,711          31,444


The Company believes that borrowings available under the Credit Facility, should be sufficient to meet operating needs and capital spending requirements for the next twelve months. Borrowings under the Credit Facility are subject to the maintenance of certain restrictive financial covenants including a minimum pro forma interest coverage ratio and fixed charge coverage ratio and a maximum leverage ratio.

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

Management's Plan. The Company's plan to address the Year 2000 issue involves the following four steps: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 problem for all divisions and subsidiaries of the Company included in the Company's 1998 financial statements. The Company is currently assessing acquisitions made in the second quarter of 1999. The assessment (excluding the acquisitions made in the second quarter of 1999) concluded that several of the Company's legacy financial applications (principally general ledger) needed to be replaced. In addition, the Company has identified a list of hardware and software used throughout the Company requiring replacement. Finally, the Company has queried its 100 most critical vendors and customers that do not share information systems with the Company (external agents) regarding their Year 2000 compliance. To date, the Company has received a 75% response rate and is not yet aware of any external agent with a Year 2000 issue that could reasonably be expected to materially impact the Company's results of operations, liquidity or capital resources. The Company anticipates completing its assessment of external agents during the third quarter of 1999. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The only enterprise system that interfaces directly outside the Company is its outsourced payroll system (ADP). This system has been certified as fully Year 2000 compliant.

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

Costs. The Company will utilize primarily internal resources to program, replace, test and implement changes for the Year 2000 project. The total cost of the project is anticipated to approximate $4.0 million including the cost of acquiring hardware and software required for the ERP system. Of this amount, approximately $3.3 million has been spent to date. The amount primarily represents the purchase and rollout of the Company's ERP and the remediation of legacy systems. The remainder will primarily entail software and hardware upgrades and further rollout of the ERP. The Company does not track the portion of these costs attributable to Year 2000 compliance and does not allocate internal costs (primarily personnel costs of Information Technology personnel) to Year 2000 compliance.

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

Contingency Plans. The Company has contingency plans for certain critical applications. These contingency plans involve primarily manual work-arounds and shifting processing to the corporate headquarters.



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


Foreign Currency Exchange Risk

The Company does not conduct a significant portion of its sales activity in foreign markets. Presently, the Company's primary foreign activities are conducted in the United Kingdom. The Company's reported financial results could be affected, however, by factors such as foreign currency exchange rates in the markets where it operates. When the U.S. dollar strengthens against foreign currencies, the reported U.S. dollar value of local currency operating profits generally decreases; when the U.S. dollar weakens against such foreign currencies, the reported U.S. dollar value of local currency operating profits generally increases. Since the Company does not have significant foreign operations, the Company does not believe it is necessary to enter into any hedging programs to reduce its exposure to foreign currency exchange risk.

PART II

Other Information

Items 1,2,3,4, and 5 are not applicable.



ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27.1 Financial Data Schedule*

* Filed herewith

(b) Reports on Form 8-K.


The Company filed a current report on Form 8-K/A, dated July 13, 1999, reporting in Item 2, "Acquisition or Disposition of Assets," its acquisition of Ancha Electronics, Inc.

PRODUCTION RESOURCE GROUP, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRODUCTION RESOURCE GROUP, L.L.C.



Dated:  August 13, 1999                  By: /s/ Bradley G. Miller
                                                 Bradley G. Miller
                                         Chief Operating and Financial Officer
                                         (Principal Financial Officer)