Form 10-Q
period 1999-09-30
PRODUCTION RESOURCE GROUP LLC
filed 1999-11-15
CIK 1055417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                                    333-46235
                            ------------------------
                            (Commission File Number)


                        PRODUCTION RESOURCE GROUP, L.L.C.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


               Delaware                                  14-1786937
-----------------------------------------   ------------------------------------
(State or other Jurisdiction of Formation)  (I.R.S. Employer Identification No.)


539 Temple Hill Road, New Windsor, New York                     12553
-------------------------------------------                   ----------
 (Address of Principal Executive Offices)                     (Zip Code)


                                 (914) 567-5700
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999: Not Applicable

                        PRODUCTION RESOURCE GROUP, L.L.C.

                                Table Of Contents


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited):

              Combined Balance Sheets as of September 30, 1999 and December 31, 1998

              Combined Statements of Operations for the nine months and three months ended September 30, 1999 and 1998

              Combined Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures

                        PRODUCTION RESOURCE GROUP, L.L.C.
                             Combined Balance Sheets
                                 (In thousands)

                                                                            September 30,        December 31,
                                                                                1999                1998*
                                                                             ------------        ------------
                                                                              (unaudited)
                               Assets
Current assets:
   Cash and cash equivalents                                                  $   5,231           $   6,014
   Accounts receivable - net of allowance of $4,685 at
     September 30, 1999 and $2,570 in 1998                                       54,561              35,415
   Deferred production expenses                                                   2,990                 958
   Inventories                                                                   15,791              10,755
   Other current assets                                                          12,640               6,760
                                                                              ---------           ---------
Total current assets                                                             91,213              59,902

Property and equipment - net                                                     85,580              82,096
Goodwill - net of accumulated amortization of $3,778 at
   September 30, 1999 and  $2,031 in 1998                                        49,094              46,116
Other assets                                                                     12,789               7,992
                                                                              =========           =========
Total assets                                                                  $ 238,676           $ 196,106
                                                                              =========           =========
              Liabilities and Members' Equity (Deficit)
Current liabilities:
   Current portion of long-term debt                                          $     694           $   8,046
   Accounts payable                                                              25,955              16,725
   Payroll and sales taxes payable                                                4,204               3,164
   Income taxes payable                                                             927               1,659
   Deferred revenue                                                               8,752               4,797
   Other current liabilities (including accrued interest of $2,744
     at September 30, 1999 and $5,366 in 1998)                                   11,178              11,063
                                                                              ---------           ---------
Total current liabilities                                                        51,710              45,454

Long-term debt:
  Senior Subordinated Notes                                                     100,000             100,000
  Credit Facility                                                                75,938              45,638
  Other long-term debt                                                            3,227               3,557
                                                                              ---------           ---------
Total long-term debt                                                            179,165             149,195
Deferred income taxes                                                             1,070               1,305
Minority interest                                                                    --                 233

 Total members' equity (deficit) (includes accumulated other comprehensive gain of $11 at September 30, 1999 and a loss of
   $13 in 1998)                                                                   6,731                 (81)
                                                                              =========           =========
Total liabilities and members' equity (deficit)                               $ 238,676           $ 196,106
                                                                              =========           =========

Note: The combined balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

* Certain items have been reclassified to conform to current period presentation.

                             See accompanying notes.

                        PRODUCTION RESOURCE GROUP, L.L.C.
                  Combined Statements of Operations (Unaudited)
                                 (In thousands)

                                                       Three months Ended             Nine months Ended
                                                         September 30,                   September 30,
                                                   --------------------------     ---------------------------
                                                     1999              1998          1999              1998
                                                   --------          --------     ---------         ---------
Revenues                                           $ 72,632          $ 56,260     $ 194,511         $ 111,625
Direct production expenses:
   Direct production costs                           47,471            36,469       127,489            69,017
   Depreciation expense                               3,507             2,940        10,500             7,701
                                                   --------          --------     ---------         ---------
                                                     50,978            39,409       137,989            76,718

Gross profit                                         21,654            16,851        56,522            34,907
Selling, general and administrative expenses         16,782            10,310        43,647            23,773
Other (income) expense                                  (38)               --            16                --
Other depreciation and amortization                   1,902             1,006         4,855             3,253
Restructuring charges                                   300                --         2,035                --
Non-recurring compensation expense                      125                --           490                --
                                                   --------          --------     ---------         ---------
Operating profit                                      2,583             5,535         5,479             7,881
Interest expense                                      4,554             3,952        13,905            10,185
Interest (income)                                       (59)              (73)         (184)             (506)
                                                   --------          --------     ---------         ---------
Income (Loss) before income taxes, minority
   interest and cumulative effect of
   accounting change                                 (1,912)            1,656        (8,242)           (1,798)
Provision for income taxes                              193               546           392               739
                                                   --------          --------     ---------         ---------
Income (Loss) before cumulative effect of
   accounting change and minority interest           (2,105)            1,110        (8,634)           (2,537)
Minority interest                                        --               (19)           (2)               (30)
Cumulative effect of accounting change                   --                --          (263)               --
                                                   --------          --------     ---------         ---------
Net Income (Loss)                                  $ (2,105)         $  1,091     $  (8,899)        $  (2,567)
                                                   ========          ========     =========         =========

                             See accompanying notes.

                        PRODUCTION RESOURCE GROUP, L.L.C.
                  Combined Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                       Nine months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                     1999             1998*
                                                                                   --------         --------
Operating activities
Net loss                                                                           $ (8,899)        $ (2,567)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                    12,577            9,044
     Amortization of goodwill and other                                               2,778            1,381
     Amortization of debt-related costs                                                 562              528
     Minority interest, net                                                            (231)              30
     Provision for doubtful accounts                                                    692              596
     Gain on sale of property and equipment                                          (2,082)          (2,092)
     Cumulative effect of accounting change                                             263               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (9,797)           1,610
       Deferred production expenses                                                  (2,335)          (2,526)
       Inventories                                                                     (725)          (2,506)
       Other current assets                                                          (5,051)          (2,782)
       Accounts payable                                                               3,785          (12,114)
       Payroll and sales taxes payable                                                  140             (698)
       Deferred revenue                                                               1,164            6,152
       Income taxes payable                                                            (732)             311
       Other current liabilities                                                     (1,861)           4,395
                                                                                   --------         --------
Net cash used in operating activities                                                (9,752)          (1,238)

Investing activities
Acquisition of net assets of A-1 Audio, Inc., net of cash acquired                   (8,268)              --
Acquisition of net assets of Ancha Electronics, Inc., net of cash
  acquired                                                                           (3,952)              --
Acquisition of net assets of Presentation Technologies Division of
  Caribiner Audio Visual Services, Inc.                                               (2,000)              --
Acquisition of net assets of Total Technical Excellence, Inc., net of
  cash acquired                                                                      (2,307)              --
Acquisition of Midnight Designs Holdings Limited                                     (2,242)              --
Acquisition of net assets of The Spot Company, Ltd.                                  (1,400)              --
Acquisition of net assets of Production Arts, Inc., net of cash acquired                 --          (13,604)
Acquisition of net assets of Light & Sound Design Holdings Ltd., net of
  cash acquired                                                                          --          (14,525)
Acquisition of net assets of Pro-Mix, Inc., net of cash acquired                         --           (6,328)
Acquisition of net assets of CBE Events and Exhibits, net of cash acquired               --           (2,378)
Acquisition of Signal Perfection, Ltd., net of cash acquired                             --           (6,595)
Purchases of property and equipment                                                 (15,104)         (14,837)
Proceeds from sale of rental equipment and property                                  11,338            3,242
Additions to software development costs                                                (214)            (473)
Other assets                                                                         (3,730)            (798)
                                                                                   --------         --------
Net cash used in investing activities                                               (27,879)         (56,296)

Financing activities
Proceeds from long-term debt                                                         39,690           42,838
Repayments of long-term debt                                                        (17,316)            (738)
Additions to bond offering costs and deferred financing costs                            --             (388)
Issuance of preferred units                                                              50               --
Member contributions                                                                 14,424               --
                                                                                   --------         --------
Net cash provided by financing activities                                            36,848           41,712
                                                                                   --------         --------
Net decrease in cash and cash equivalents                                              (783)         (15,822)
Cash and cash equivalents--beginning of period                                        6,014           27,164
                                                                                   --------         --------
Cash and cash equivalents--end of period                                           $  5,231         $ 11,342
                                                                                   ========         ========

----------
* Certain items have been reclassified to conform to current period presentation.

                             See accompanying notes.

PRODUCTION RESOURCE GROUP, L.L.C.
Notes to Combined Financial Statements (Unaudited)

1. General

Presentation

The accompanying unaudited combined financial statements of Production Resource Group, L.L.C. (the "Company" or "PRG LLC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, due to fluctuations in the Company's varying markets. For further information, refer to the combined financial statements and footnotes thereto included in the Production Resource Group, L.L.C. Annual Report on Form 10-K for the year ended December 31, 1998.

Business

The Company is an integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theatre, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. The Company operates through four segments: lighting, audio, event services and scenery.

The lighting segment provides automated lighting systems and related products for rental and sale. The Company's audio segment provides sound equipment for sale and rental, as well as sound system design, installation and consulting services to customers with large-scale systems such as casinos, sports stadiums and corporations. The event services segment provides a variety of services, primarily to corporate clients, including exhibit fabrication and production management for trade and industrial shows. The scenery segment fabricates scenery for sale and rents automation equipment that controls the motion of such scenery.

Sale of Units

On June 15, 1999, the members of the Company (other than Harris Production Services, Inc.) ("HPS") contributed their equity interests (membership units) in the Company to Production Resource Group Inc. ("PRG Inc."), a Delaware corporation, in exchange for stock of PRG Inc. Simultaneously with such contribution, the shareholders of HPS contributed their stock in HPS to PRG Inc. in exchange for stock in PRG Inc. and certain shareholders of PRG Inc. sold shares of PRG Inc. to Boston Ventures Limited Partnership V, a Delaware limited partnership ("BV"). Furthermore, BV made a contribution to the Company in the amount of $12,000,000. Further, PRG Inc. then contributed the ownership interests held in the Company to HPS making HPS a wholly-owned subsidiary of PRG Inc. and as a result the Company became a wholly-owned subsidiary of HPS. The Company incurred non-recurring compensation expense of approximately $365,000 in June 1999 and $125,000 in August 1999 related to compensation of senior management in connection with to the closure of the above transaction. PRG Inc. also issued stock to the minority interest holders of

Light & Sound Design Holdings Ltd. ("Holdings") for the remaining shares not owned by the Company. PRG Inc. then contributed such stock in Holdings to HPS which, in turn, contributed such shares to the Company. Holdings subsequently changed their name to Production Resource Group (Europe) Limited ("PRGE"). Other than as described above and in Note 3 below, PRG Inc. had no operations or transactions during the year and will continue to function solely as a holding company. PRG LLC will continue to function as the operating entity.

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

3. Acquisitions

The Company completed six acquisitions during the nine months ended September 30, 1999. All the acquisitions were financed using the Company's Credit Facility. On April 5, 1999, the Company acquired all the assets and assumed certain liabilities of A-1 Audio, Inc. ("A-1 Audio"). A-1 Audio, based in Hollywood, California, provides audio products for sale and rental primarily to the concert touring market. The acquired assets of A-1 Audio will operate as part of the Company's audio segment. The Company paid approximately $8.3 million for the acquisition.

On April 30, 1999, the Company acquired all of the assets and assumed certain liabilities of Ancha Electronics, Inc. ("Ancha"). Ancha, based in Rolling Meadows, Illinois with offices in Norcross, Georgia; Tampa, Florida; and Houston, Texas, provides specialized audio and video systems for installation. The acquired assets of Ancha will operate as part of the Company's audio segment. The Company paid approximately $4.0 million for Ancha including the issuance of 2,666 Preferred Units of the Company with a liquidation preference of $100,000.

On August 19, 1999, the Company acquired certain assets and assumed certain liabilities of the Presentation Technologies business of Caribiner Audio Visual Services, Inc. (CAVS) a subsidiary of Caribiner International, Inc. and formed a new division called SPL- Integrated Solutions (SPLIS). SPLIS provides complex audio-visual presentation systems for corporations, universities, government facilities and other commercial venues and operates primarily out of two offices in Atlanta, Georgia and Minneapolis, Minnesota. SPLIS will operate as part of the Company's audio segment. The Company has paid approximately $2.0 million for SPLIS, through September 30, 1999. The final purchase price will be determined upon completion of the valuation of the acquired assets net of acquired liabilities.

On September 1, 1999, the Company acquired all of the assets and assumed certain liabilities of Total Technical Excellence, Inc. ("TTE"). TTE is based in Atlanta, Georgia, and provides exhibit design, fabrication, installation and related products. The acquired assets of TTE will operate as part of the Company's scenery segment. The Company paid approximately $2.5 million for TTE and issued 1,309 shares of Series D convertible Preferred Stock of PRG Inc., which PRG Inc. had contributed to the Company.

On September 7, 1999, PRGE, which operates as a wholly-owned subsidiary of the Company, acquired all of outstanding shares of Midnight Design, Ltd. ("Midnight Design"). Midnight Design, based in the United Kingdom, provides full service lighting solutions to corporations. Midnight Design will operate as part of the Company's lighting segment. The Company paid approximately $2.2 million for Midnight Design and issued 1,676 shares of Series D convertible Preferred Stock of PRG Inc., which PRG Inc. had contributed to the Company.

On September 7, 1999, PRGE, acquired certain assets and assumed certain liabilities of The Spot Company, Ltd. ("Spot Co"). Spot Co, based in the United Kingdom, provides lighting services and equipment to the special event market. The acquired assets of Spot Co will operate as part of the Company's lighting segment. The Company paid approximately $1.4 million for Spot Co.

The pro forma results of operations for the nine months ended September 30, 1999 and 1998, assuming consummation of all 1999 and 1998 acquisitions as of January 1, 1998 are as follows:

     (In thousands)                                       Nine months Ended
                                                            September 30,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
     Total revenues from continuing operations         $207,837        $198,079

     Net loss                                           $(8,840)       $   (501)


4. Reportable Segments

The Company's operations include four reportable segments: lighting, audio, event services and scenery. Lighting has six primary operating units that provide lighting equipment and systems to a highly diversified client base. Audio consists of primarily four operating units that sell and rent audio systems and products. Event services has three operating units that sell their services and exhibits primarily to corporate clients. Scenery consists of three operating units that fabricate scenery and rent computerized automation equipment, primarily to live theatrical concerns.

                                            Three month period ended September 30, 1999
-------------------------------------------------------------------------------------------------
 (In thousands)
                                                                Event
                                     Lighting       Audio      Services      Scenery       Total
-------------------------------------------------------------------------------------------------
Revenues from external customers      $31,847      $18,814      $13,890      $ 8,081     $ 72,632
Intersegment revenues                   1,491        1,033        1,037          745        4,306
Segment profit(1)                       5,490        1,404        2,602        2,162       11,658
-------------------------------------------------------------------------------------------------

                                            Three month period ended September 30, 1998(2)
-------------------------------------------------------------------------------------------------
 (In thousands)
                                                                Event
                                     Lighting       Audio      Services      Scenery       Total
-------------------------------------------------------------------------------------------------
Revenues from external customers      $31,080      $ 7,858      $ 5,420      $11,902     $ 56,260
Intersegment revenues                     963          320           39          334        1,656
Segment profit                          5,732        2,901          352        3,028       12,013
-------------------------------------------------------------------------------------------------


                                            Nine month period ended September 30, 1999
-------------------------------------------------------------------------------------------------
 (In thousands)
                                                                Event
                                     Lighting       Audio      Services      Scenery       Total
-------------------------------------------------------------------------------------------------
Revenues from external customers      $85,896      $44,676      $38,174      $25,765     $194,511
Intersegment revenues                   3,630        1,135        2,634        1,524        8,923
Segment profit(1)                      14,764        4,847        4,924        7,973       32,508
-------------------------------------------------------------------------------------------------


                                            Nine month period ended September 30, 1998(2)
-------------------------------------------------------------------------------------------------
 (In thousands)
                                                                Event
                                     Lighting       Audio      Services      Scenery       Total
-------------------------------------------------------------------------------------------------
Revenues from external customers      $57,153      $14,029      $16,399      $24,044     $111,625
Intersegment revenues                   2,526          320          112        1,145        4,103
Segment profit                         11,770        5,296        1,501        7,291       25,858
-------------------------------------------------------------------------------------------------

----------
(1) Segment profit excludes restructuring charges and non-recurring compensation expense.
(2) Certain items have been reclassified to conform to current period presentation.

--------------------------------------------------------------------------------------------------------
                                                 Three months Ended                Nine months Ended
                                                    September 30,                    September 30,
                                              ------------------------         -------------------------
   (In thousands)                               1999             1998            1999             1998
                                              --------         -------         --------         --------
  Profit (loss)
  Total profit for reportable segments        $ 11,658         $12,013         $ 32,508         $ 25,858
  Restructuring charges and
    non-recurring compensation expense            (425)             --           (2,525)              --
  Unallocated amounts:
    Corporate selling, general, and
       administrative expenses                  (3,279)         (2,532)          (9,133)          (7,023)
    Depreciation and amortization               (5,409)         (3,946)         (15,355)         (10,954)
      Interest expense, net                     (4,495)         (3,879)         (13,721)          (9,679)
     Other income (expense)                         38              --              (16)              --
                                              --------         -------         --------         --------

  Total loss before income taxes and
     cumulative effect of accounting
     change                                   $ (1,912)        $ 1,656         $ (8,242)        $ (1,798)
                                              ========         =======         ========         ========
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(In thousands)                                    September 30,     December 31,
                                                      1999             1998
                                                  -------------     ------------
Assets
Total assets for reportable segments                $ 137,509        $  99,075
Unallocated amounts:
   Goodwill                                            49,094           46,116
   Corporate property and equipment                    48,603           43,750
   Corporate other assets                               6,668            6,380
Elimination of intercompany receivables                (5,729)          (1,770)
                                                    ---------        ---------
Total combined assets *                             $ 236,145        $ 193,551
                                                    =========        =========
--------------------------------------------------------------------------------

* The total combined assets as of September 30, 1999 and December 31, 1998 exclude assets associated with the previously discontinued Permanent Installation Themed Attraction business of approximately $2.5 million and $2.6 million, respectively.


5. Restructuring Charges

Restructuring charges relate to the implementation of a plan to close the Company's Denver operations, operating in the event services segment, and the closure of a New Jersey office within the lighting segment. The aggregate amount of approximately $2.0 million primarily reflects rental payments for the remaining lease periods, severance payments relating to workforce reductions and the write-off of the net book value of furniture and leasehold improvements for vacated properties. At September 30, 1999, approximately $1.7 million of cash expenditures have been charged against the reserve.

6. Comprehensive Gain and Loss

Total comprehensive loss amounted to approximately $1.7 million and a comprehensive gain of $1.1 million for the three months ended September 30, 1999 and 1998, respectively. Total comprehensive loss amounted to approximately $8.9 million and $2.6 million for the nine months ended September 30, 1999 and 1998, respectively. The difference between net loss and total comprehensive loss for the three month period and the nine month periods ended September 30, 1999 is the result of foreign currency translation adjustments related to the Company's United Kingdom subsidiaries acquired in June 1998 and September 1999.

7. Subsidiary Financial Information

The following table presents unaudited condensed combining financial statements as of September

30, 1999 and for the nine months ended September 30, 1999 with respect to the financial position and results of operations of the Company and its wholly-owned and majority-owned subsidiaries. On December 24, 1997, the Company and PRG Finance Corporation ("Finance Corp."), a Delaware Corporation, issued $100 million of 11 1/2% of Senior Subordinated Notes due 2008 (the "Notes"). The Notes are fully and unconditionally guaranteed by the Company's domestic subsidiaries other than Finance Corp. Seven of the Guarantors are wholly-owned subsidiaries of the Company and the remaining Guarantor is 99% owned by the Company (with the remaining 1% interest owned by a member of the Company). The condensed combining financial statements are presented in lieu of separate financial statements and other related disclosures of Finance Corp., and the Guarantors as management has determined that such information is not material to investors.

                  Condensed Combining Balance Sheet (Unaudited)
                               September 30, 1999
                                 (In thousands)

                                                             Guarantor       Non-Guarantor                       PRG
                                              PRG*          Subsidiaries     Subsidiaries    Adjustments       Combined
                                            --------        ------------     -------------   -----------       --------
                Assets
Current assets:
   Cash and cash equivalents                $  4,784           $ 1,093          $ (646)                        $  5,231
   Accounts receivable, net                   35,828            17,051            1,682                          54,561
   Deferred production expenses                2,990                --               --                           2,990
   Inventories                                10,979             3,239            1,573                          15,791
   Intercompany receivables                    1,784            (3,592)           1,808                              --
   Other current assets                        6,102             3,080            3,458                          12,640
                                            --------           -------          -------        -------         --------
Total current assets                          62,467            20,871            7,875                          91,213

Property and equipment, net                   66,426            11,468            7,686                          85,580
Investment in subsidiaries                    27,767                                           (27,767)              --
Goodwill, net                                 26,586             8,518            1,531         12,459           49,094
Other assets                                  12,434                66              289                          12,789
                                            --------           -------          -------        -------         --------
Total assets                                $195,680           $40,923          $17,381       $(15,308)        $238,676
                                            ========           =======          =======       ========         ========

        Liabilities and Equity
Current liabilities:
   Current portion of long-term debt        $    624            $   70          $    --                        $    694
   Accounts payable                           13,126             9,568            3,261                          25,955
   Payroll and sales taxes payable             2,386             1,818               --                           4,204
   Income taxes payable                           --               927               --                             927
   Deferred revenue                            8,073               527              152                           8,752
   Other current liabilities                   9,406             1,052              720                          11,178
                                            --------           -------          -------        -------         --------
Total current liabilities                     33,615            13,962            4,133                          51,710

Long-term debt
  Senior Subordinated Notes                  100,000                --               --                         100,000
  Credit Facility                             75,938                --               --                          75,938
   Other long-term (receivable) debt           3,092            10,155            8,876        (18,896)           3,227
                                            --------           -------          -------        -------         --------
                                             179,030            10,155            8,876        (18,896)         179,165

Deferred income taxes                                              911              159                           1,070

Equity (deficit)                            (16,965)            15,895            4,215          3,586            6,731
                                            --------           -------          -------        -------         --------
                                            $195,680           $40,923          $17,381       $(15,308)        $238,676
                                            ========           =======          =======        =======         ========

----------
*Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

             Condensed Combining Statement of Operations (Unaudited)
                      Nine months Ended September 30, 1999
                                 (In thousands)

                                                            Guarantor      Non-Guarantor          PRG
                                               PRG*       Subsidiaries      Subsidiaries        Combined
                                            ---------     ------------     -------------        --------
Revenues                                    $ 129,737         $ 57,876         $ 6,898         $ 194,511

Direct production costs                        83,451           40,187           3,851           127,489
Depreciation expense                            8,517            1,165             818            10,500
                                            ---------         --------         -------         ---------
Gross profit                                   37,769           16,524           2,229            56,522

Selling, general and administrative
   expenses                                    29,976           11,462           2,209            43,647
Other depreciation and amortization             3,765              709             381             4,855
Other (income) expenses                            16               --              --                16
Restructuring charges                           2,035               --              --             2,035
Non-recurring compensation                        490               --              --               490
                                            ---------         --------         -------         ---------
Operating profit (loss)                         1,487            4,353            (361)            5,479

Interest expense                               13,834              125             (54)           13,905
Interest (income)                                (150)             (34)             --              (184)
                                            ---------         --------         -------         ---------
Income (loss) before income taxes
   and cumulative effect of
   accounting change                          (12,197)           4,262            (307)           (8,242)
Provision (benefit) for income taxes              (39)             551            (120)              392
                                            ---------         --------         -------         ---------
Income (loss) before cumulative
   effect of accounting change                (12,158)           3,711            (187)           (8,634)
Minority interest                                                                   (2)               (2)
Cumulative effect of accounting
   change                                        (263)              --                              (263)
                                            ---------         --------         -------         ---------
Net income (loss)                           $ (12,421)        $  3,711         $  (189)        $  (8,899)
                                            =========         ========         =======         =========

----------
*Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

             Condensed Combining Statement of Cash Flows (Unaudited)
                      Nine months Ended September 30, 1999
                                 (In thousands)


                                                              Guarantor       Non-Guarantor        PRG
                                                 PRG*        Subsidiaries     Subsidiaries       Combined
                                               --------      ------------     -------------      ---------
Net cash (used in) provided by
   operating activities                        $(17,560)        $ 1,809         $  5,999         $ (9,752)

Investing activities
Acquisitions                                    (16,527)                          (3,642)         (20,169)
Purchases of property and equipment              (7,980)         (4,276)          (2,848)         (15,104)
Proceeds from sale of rental
     equipment and property                      11,017             321               --           11,338
Additions to software development costs            (214)             --               --             (214)
Other assets                                     (3,665)            (65)              --           (3,730)
                                               --------         -------         --------         --------
Net cash used in investing
   activities                                  $(17,369)        $(4,020)        $ (6,490)        $(27,879)

Financing activities
Proceeds from long-term debt                     39,690              --               --           39,690
Repayments of long-term debt                    (17,256)            (60)              --          (17,316)
Member contributions and issuance of
    preferred units                              14,474              --               --           14,474
                                               --------         -------         --------         --------
Net cash provided by (used in)
    financing activities                       $ 36,908         $   (60)        $     --         $ 36,848
                                               --------         -------         --------         --------
Net increase (decrease) in cash and
   cash equivalents                               1,979          (2,271)            (491)            (783)
Cash and cash equivalents-beginning
   of period                                      2,805           3,364             (155)           6,014
                                               --------         -------         --------         --------
Cash and cash equivalents-end of
   period                                      $  4,784           1,093             (646)           5,231
                                               ========         =======         ========         ========

----------
*Exclusive of Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

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

General

The Company is a leading integrator, fabricator and supplier of a broad range of entertainment technology for the live entertainment (live theater, concert touring and special events), corporate events (trade and industrial shows) and themed entertainment (gaming, theme parks and themed retail) markets. During 1999, the Company has focused on the integration of the prior year's acquisitions and the consolidation of redundant facilities and operations. In connection therewith, the Company's management authorized a restructuring plan designed to close two facilities, and integrate their operations with remaining business units.

The Company has also expanded its capabilities and geographic presence by acquiring six companies during 1999. With the acquisitions of the net assets of A-1 Audio, Ancha and the formation of SPLIS the audio segment now has a larger inventory of audio products and has created a national delivery capability for the engineering, fabrication and installation of audio, video and presentation systems. The lighting segment has increased their presence in the United Kingdom with the acquisitions of Midnight Design and Spot Co. The acquisition of TTE has diversified the client base of the scenery segment to include more corporate customers. The remainder of the year will focus on further integration of the new acquisitions into the segments.

Results of Operations

Comparability of Periods

Financial results for the three and nine month periods ended September 30, 1999 are not fully comparable to prior periods due to the acquisitions of Light and Sound Design (a wholly-owned subsidiary of PRGE), Production Arts, CBE, SPL, PLS and Haas on June 19, June 30, July 31, August 19, October 23 and November 30, 1998, respectively, and the 1999 acquisitions of A-1 Audio, Ancha, TTE, Midnight Design, Spot Co. and the formation of SPLIS, as previously discussed.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues. The Company's revenues increased $16.3 million, or 29.1%, to $72.6 million for the three months ended September 30, 1999, compared to $56.3 million for the three months ended September 30, 1998. The revenue increase was primarily attributable to revenues generated by operations acquired in and subsequent to the third quarter of 1998. The lighting segment revenues were $31.8 million for the three months ended September 30, 1999, an increase of $0.8 million, or 2.5%, when compared to the same period in the prior year. This increase in revenue for the third quarter 1999 is primarily attributable to the acquisition of PLS in October 1998. For the three months ended September 30, 1999, the audio segment revenues increased to $18.8 million, an increase of $10.9 million, or 139.4% as compared to the same period in the prior year. The acquisitions of SPL in August 1998, Ancha and A-1 Audio in April 1999, and the formation of SPLIS provided an additional $2.3 million, $4.9 million, $1.5 million and $1.4 million in revenues, respectively, for the third quarter of 1999. Revenues in the event services segment increased approximately $8.5 million, or 156.3%, to $13.9 million for the third quarter 1999, compared to $5.4 million in the third quarter 1998. The increase was primarily due to the acquisition of Haas in November 1998, which provided an additional $6.4 million in revenue for the third quarter 1999. Additionally, revenue related to industrial shows and corporate events increased by approximately $2.1 million for the third quarter 1999, as compared to the third quarter 1998. The scenery segment reported revenues of $8.1 million for the three months ended September 30, 1999. This decrease of $3.8 million, or 32.1%, as compared to the three months ended September 30, 1998, is attributable to a decrease in the size of scenery fabrication projects completed in this quarter in the casino marketplace.

Gross Profit. The Company's gross profit increased to $21.7 million for the three months ended September 30, 1999, from $16.9 million for the same period in 1998, resulting in an increase of $4.8 million, or 28.5%. Gross profit margin for the three months ended September 30, 1999 as a percentage of revenues was 29.8%, remaining relatively consistent with the gross margin as a percentage of sales of 30.0% for the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $16.8 million for the three months ended September 30, 1999, compared to $10.3 million for the same period last year. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of CBE, SPL, PLS, Haas, and most recently, Ancha, A-1 Audio, TTE, Midnight Design, Spot Co. and the formation of SPLIS. As a percentage of revenues, selling, general and administrative expenses increased to 23.1% for three months ended September 30, 1999 as compared to 18.3% for the same period in 1998.

Restructuring Charges. The increase in restructuring charges relates to the closure of the Denver operations within the event services segment. The additional charge in the third quarter of approximately $0.3 million represented primarily additional costs related to the contract settlement of the former Vice President of the Denver operations.

Non-recurring compensation. The non-recurring compensation in the three month period ended September 30, 1999, represented bonus payments paid to senior management related to the sale of membership units to the BV (See "Sale of Units" in the Notes to the Combined Financial Statements).

Operating Profit. Operating profit was $2.6 million for the three months ended September 30, 1999, a decrease of $2.9 million from $5.5 million for the three months ended September 30, 1998. The $2.9 million decrease in operating profit was primarily attributable to the increased incremental selling, general and administrative as a percentage of sales. Operating profit, as a percentage of revenues, was 3.6% for the three month period ended September 30, 1999, down from 9.8% for the same period last year. Operating profit would have been $3.0 million for the three months ended September 30, 1999, or 4.1% as a percentage of revenues, excluding the restructuring charge of $300,000 and non-recurring compensation of $125,000.

Interest Expense. Interest expense was $4.6 million for the three month period ended September 30, 1999, an increase of $0.6 million, or 15.2%, as compared to the three months ended September 30, 1998. The increase was primarily attributed to the interest expense associated with the increased borrowings under the Company's Credit Facility.

Income Taxes. For the three months ended September 30, 1999 and 1998, the provision for income taxes represents state and foreign taxes for the acquired subsidiaries that are subject to income tax.

Net Income/Loss. The Company had a net loss of $2.1 million for the three months ended September 30, 1999, compared to a net income of $1.1 million for the three months ended September 30, 1998. The net loss was primarily due to the restructuring charge, and increases in other amortization and depreciation expense and selling general and administrative expenses, as a percentage of revenues.

Nine months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

Revenues. The Company's revenues increased to $194.5 million for the nine months ended September 30, 1999, an increase of $82.9 million, or 74.3%, from $111.6 million for the nine months ended September 30, 1998. The increase was primarily attributable to revenues generated by operations acquired in and subsequent to the third quarter of 1998. The lighting segment revenues were $85.9 million, an increase of $28.7 million, or 50.3%, as compared to the same period in the prior year. This increase was primarily related to the acquisitions of Light and Sound Design and Production Arts in June 1998 and PLS in October 1998, which collectively provided an additional $28.2 million of revenues. For the nine months ended September 30, 1999, the audio segment revenues more than tripled to $44.7 million, an increase of $30.7 million, or 218.4%, from the $14.0 million for the nine months ended September 30, 1998. The acquisitions of SPL in August 1998, A-1 Audio and Ancha in April 1999, and the formation of SPLIS provided an additional $15.0 million, $3.0 million, $8.0 million and $1.4 million in revenues, respectively, for the nine months ended September 30, 1999. Revenues in the event services segment more than doubled to $38.2 million, an increase of $21.8 million, or 132.8%, from the $16.4 million reported by the segment for the nine months ended September 30, 1998. The increase in revenues is attributable to the acquisitions of CBE in July 1998 and Haas in November 1998, which contributed additional revenues of $8.5 million and $13.2 million, respectively. The scenery segment reported revenues of $25.7 million, an increase of $1.7 million, or 7.2%, as compared to the nine months ended September 30, 1998. Revenues in the segment increased primarily due to an increase in the number of scenery fabrication projects.

Gross Profit. The Company's gross profit increased to $56.5 million for the nine months ended September 30, 1999, from $34.9 million for the same period in 1998, resulting in an increase of $21.6 million, or 61.9%. The increase in gross profit was primarily due to the increase in revenues described above. Gross profit margin decreased as a percentage of revenues from approximately 31.3% for the nine months ended September 30, 1998, to 29.1% for the nine months ended September 30, 1999. The decrease was primarily attributable to the shift in revenue mix between rental revenues and sales and installation revenues. For the nine months ended September 30, 1999, rental revenues comprised only 30.0% of total revenues as compared to 35.8% for the same period in the prior year. Rental revenues have a greater gross margin than sales and installation revenues. The reason for the change in the revenue mix is primarily attributable to the acquisitions of CBE, SPL, and Haas during 1998 and Ancha in 1999. These operations do not have rental revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $43.6 million for the nine months ended September 30, 1999, compared to $23.8 million for the same period last year. The increase was primarily attributable to incremental selling, general and administrative expenses associated with the acquisitions of Light and Sound Design, Production Arts, CBE, SPL, PLS, Haas in 1998 and Ancha and A-1 Audio in 1999. As a percentage of revenues, selling, general and administrative expenses increased to 22.4% for nine months ended September 30, 1999, as compared to 21.2% for the same period in 1998.

Restructuring Charges. Restructuring charges relate to the closing of the Denver operations of the event services segments and the closure of a New Jersey office within the lighting segment. The aggregate amount of approximately $2.0 million primarily reflects rental payments for the remaining lease periods, severance payments relating to workforce reductions, the write-off of furniture and leasehold improvements, and other expenditures incurred for vacating the properties.

Non-recurring compensation. The non-recurring compensation of $0.5 million was recorded in the nine month period ended September 30, 1999, and represented bonus payments paid to senior management related to the sale of membership units to BV (See "Sale of Units" in "Notes to Combined Financial Statements").

Operating Profit. Operating profit was $5.5 million for the nine months ended September 30, 1999, a decrease of $2.4 million, or 30.5%, from $7.9 million for the nine months ended September 30, 1998. Operating profit, as a percentage of revenues, was 2.8% for the nine month period ending September 30, 1999, down from 7.1% for the same period last year. Operating profit would have been $8.0 million for the nine months ended September 30, 1999, or 4.1% as a percentage of revenues, excluding the restructuring charge of $2.0 million and non-recurring compensation of $490,000.

Interest Expense. Interest expense increased to $13.9 million for the nine month period ended September 30, 1999, from $10.2 million for the nine months ended September 30, 1998. The increase was primarily attributed to the interest expense associated with the increased borrowings under the Company's Credit Facility to fund the acquisitions.

Income Taxes. For the nine months ended September 30, 1999 and 1998, the net provision for income taxes represents corporate federal, state and foreign taxes for the acquired subsidiaries that are subject to income tax.

Cumulative Effect of Accounting Change. The Company implemented Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5), and, accordingly, wrote off all capitalized start-up costs effective January 1, 1999.

Net Loss. The Company had a net loss of $8.9 million for the nine months ended September 30, 1999, compared to a net loss of $2.6 million for the nine months ended September 30, 1998. The net loss was primarily due to the restructuring charges, the aforementioned decrease in gross profit as a percentage of revenue, non-recurring compensation expense, increases in other depreciation and amortization expense, selling, general and administrative expenses and interest expense.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company repaid indebtedness (principally bank borrowings) of approximately $17.3 million, and incurred additional borrowings of approximately $39.7 million. In accordance with an amendment to the Company's Credit Facility, the Company sold its facility in Las Vegas, Nevada and entered into a sale and leaseback arrangement with an unrelated party for this facility in March 1999. From the net proceeds, the Company repaid approximately $6.5 million in bank borrowings under the Credit Facility. Additionally, in conjunction with the sale of units (See Note 1 of "Notes to Combined Financial Statements"), the Company repaid an additional $10.0 million in bank borrowings under the Credit Facility with the capital contributed by BV.

The Company's investing activities have been financed primarily from members' contributions, proceeds from the sale of property and rental equipment and bank borrowings under the existing $100 million, senior secured, reducing, revolving Credit Facility due December 31, 2002. The Guarantors are restricted from making distributions under the terms of the Indenture and the Credit Facility.

The following table sets forth certain information from the Company's Combined Statements of Cash Flows for the nine months ended September 30, 1999 and 1998:

                                                        1999            1998
                                                      --------        --------
     Net cash provided by (used in):
         Operating activities                         $ (9,752)       $ (1,238)
         Investing activities                          (27,879)        (56,296)
         Financing activities                           36,848          41,712

The Company believes that borrowings available under the Credit Facility should be sufficient to meet operating needs and capital spending requirements for the next twelve months. Borrowings under the Credit Facility are subject to the maintenance of certain restrictive financial covenants including a minimum pro forma interest coverage ratio and fixed charge coverage ratio and a maximum leverage ratio.

The Credit Facility begins to reduce by $7.5 million per quarter beginning on March 31, 2000 and then by $10.0 million per quarter beginning March 31, 2002. The Senior Subordinated Notes are not redeemable except in certain circumstances until January 15, 2003. Thereafter, the Notes are subject to redemption at prices decreasing from 105.75 percent to 100 percent of the face amount through 2006. On September 30, 1999, the Company obtained an amendment to the Credit Facility, which, among other things, loosened certain financial covenant ratios.

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

Management's Plan. The Company's plan to address the Year 2000 Issue involves the following four steps: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000 problem for all divisions and subsidiaries of the Company. The completed assessment concluded that several of the Company's legacy financial applications (principally general ledger) needed to be replaced or remedied. In addition, the Company identified a list of hardware and software used throughout the Company requiring replacement. Finally, the Company has queried its 100 most critical vendors and customers that do not share information systems with the Company (external agents) regarding their Year 2000 compliance. To date, the Company has received a 78% response rate and is not yet aware of any external agent with a Year 2000 issue that could reasonably be expected to materially impact the Company's results of operations, liquidity or capital resources. The Company is continuing its efforts to contact external agents that have yet to respond. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The only enterprise system that interfaces directly outside the Company is its outsourced payroll system (ADP). This system has been certified as fully year 2000 compliant.

The Company is approximately 90% complete in its remediation phase. The key aspect of this phase is replacing the legacy financial applications that are not Year 2000 compliant. In order to have Year 2000 compliant systems and to improve access to business information through common, integrated computing systems across the Company, a fully compliant Enterprise Resource Planner ("ERP") (principally financial applications) was purchased from the Oracle Corporation in 1997. The Company has implemented the ERP in approximately 60% of the operating divisions and plans to have it implemented in most of the remaining operating units during the fourth quarter 1999 and during 2000. For the operating units that have not converted to the ERP system, the Company has remedied all non-compliant systems (principally general ledger systems). The remaining systems that are not compliant (principally procurement systems) are being remedied in the fourth quarter 1999.

The testing phase and implementation phase of the Company's plan runs concurrently with the implementation of the ERP and is similarly 60% complete. The implementation phase also includes the investigation and replacement of non-compliant operational and administrative software applications (e.g., e-mail clients and word processors) and the hardware upgrade or replacement of non-compliant or questionably compliant hardware and software.

Costs. The Company will utilize primarily internal resources to program, replace, test and implement changes for the Year 2000 project. The total cost of the project is anticipated to approximate $4.0 million including the cost of acquiring hardware and software required for the ERP system. Of this amount, approximately $3.8 million has been spent to date. The amount primarily represents the purchase and rollout of the Company's ERP and the remediation of legacy systems. The remainder will primarily entail software and hardware upgrades and further rollout of the ERP. The Company does not track the portion of these costs attributable to Year 2000 compliance and does not allocate internal costs (primarily personnel costs of ITS personnel) to Year 2000 compliance.

Risks. Although no assurance can be given, Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The majority of the business is centralized or in the process of becoming centralized. All centralized corporate functions are fully compliant. In the event that the Company does not complete any additional phases, the Company would be required to fully centralize all business functions until that time that full compliance could be reached. The realistic worst case scenario is that the Company fails to centralize its key functions in tandem with a failure to complete the Year 2000 Project. The amount of potential liability lost revenues and failed business processes resulting from the failure of the Company's Year 2000 compliance program cannot be reasonably estimated at this time. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Contingency Plans. The Company has contingency plans for certain critical applications. These contingency plans involve primarily include shifting processing to the Corporate headquarters and manual work-arounds.

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


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

27.1 Financial Data Schedule*


* Filed herewith


(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K, dated September 14, 1999 as amended by Form 8-K/A filed November 15, 1999, reporting in Item 1, "Acquisition or Disposition of Assets," its acquisition of Total Technical Excellence, Inc.

PRODUCTION RESOURCE GROUP, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODUCTION RESOURCE GROUP, L.L.C.


Dated: November 15, 1999              By: /s/ Bradley G. Miller
                                          -------------------------------------
                                          Bradley G. Miller
                                          Chief Operating and Financial Officer
                                          (Principal Financial Officer)